Form 10-Q
period 2019-03-31
Charmt, Inc.
filed 2019-05-24
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-229830

CHARMT, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	32-0575017 (IRS Employer Identification Number)

Hobujaama 4

Tallinn 10151, Estonia

Tel: +37062709578

Email: headquarters@charmt.net

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,000,000 common shares issued and outstanding as of May 24, 2019.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Charmt, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Charmt, Inc.
Balance Sheets
	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$158	$100
Subscription receivable from sole officer and director	-	3,000
Service Deposit	126	126
Total Current Assets	284	3,226
TOTAL ASSETS	$284	$3,226

LIABILITIES AND STOCKHOLDER`S EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,975	$304
Advances payable to sole officer and director (non-interest bearing and due on demand)	1,754	1,754
Total Current Liabilities	4,729	2,058
Total Liabilities	4,729	2,058
Stockholder`s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3,000	3,000
Accumulated deficit	(7,445)	(1,832)
Total Stockholder`s Equity	(4,445)	1,168
TOTAL LIABILITIES AND STOCKHOLDER`S EQUITY	$284	$3,226

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statement of Operations (Unaudited)
Three Months Ended March 31, 2019
REVENUES	$-
OPERATING EXPENSES
General and Administrative Expenses	5,613
TOTAL OPERATING EXPENSES	5,613

LOSS FROM OPERATIONS	(5,613)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(5,613)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statement of Changes in Stockholder’s Equity For the Three Months Ended March 31, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount
Balance at December 31, 2018	3,000,000	$3,000	$-	$(1,832)	$1,168

Net loss for the three months ended March 31, 2019	-	-	-	(5,613)	(5,613)

Balance at March 31, 2019	3,000,000	$3,000	$-	$(7,445)	$(4,445)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statement Of Cash Flows
(Unaudited)
Three Months Ended March 31, 2019
OPERATING ACTIVITIES
Net Loss	$(5,613)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,671
Net cash used in Operating Activities	(2,942)

FINANCING ACTIVITIES
Collection of subscription receivable from sole officer and director	3,000
Net cash provided by Financing Activities	3,000

Net cash increase for period	58
Cash at beginning of period	100
Cash at end of period	$158

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-
Income taxes	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2019

Note 1 – Nature of Business

Charmt, Inc. (the “Company”) was incorporated in the State of Nevada on August 2, 2018. The Company is developing a messenger application. It is intended to provide the fun of changing your voice while speaking with other people along with full functionality of similar messaging apps. The Company intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. Charmt, Inc. also plans to maintain a portfolio of its products and track the user download statistics. It intends to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company plans to distribute the application all over the world using various platforms.

The Company's registration address is Hobujaama 4, Tallinn, Estonia, 10151.

The Company is presently conducting a public offering of up to 5,000,000 shares of its common stock at a price of $0.025 per share or $125,000 total. The related registration statement was declared effective by the Securities and Exchange Commission  on April 12, 2019.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2019, the Company had cash of $158 and working capital of $(4,445). For the period from January 1, 2019 to March 31, 2019, the Company had no revenues and a net loss of $5,613. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. As discussed in Note 1 above, the Company is planning to raise up to $125,000 through a public offering of up to 5,000,000 shares of its common stock. However, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to sole officer and director. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2019

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the three months ended March 31, 2019.

Revenue Recognition

The Company’s revenue recognition policies will follow FASB ASC 605, “Revenue Recognition”.  Revenue will be recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2019

Note 4 – Subscription Receivable from Sole Officer and Director

Effective August 2, 2018 pursuant to a Private Placement Subscription For Non-U.S. Subscribers dated August 2, 2018, the Company issued 3,000,000 shares of its common stock to Gediminas Knyzelis, the founder, sole officer, and sole director of the Company, in exchange for Gediminas Knyzelis` agreement to pay $3,000 ($0.001 per share) to the Company within 180 days. The Company collected the $3,000 subscription receivable from Gediminas Knyzelis on January 15, 2019.

Note 5 - Capital Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On August 2, 2018, the Company issued 3,000,000 shares of common stock to Gediminas Knyzelis at $0.001 per share for $3,000. The payment for the shares, which was due within 180 days upon the execution of the respective agreement, was collected on January 15, 2019 (see Note 4: Subscription Receivable from Sole Officer and Director).

There were 3,000,000 shares of common stock issued and outstanding as of March 31, 2019.

Note 6 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement has a term of one year from July 1, 2018 to June 30, 2019 at a monthly service cost of 55 EUR (excluding VAT), or approximately $62 using the March 31, 2019 exchange rate. For the three months ended March 31, 2019, the Company incurred expenses of $226 under this service agreement.

Compensation Agreements

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 7 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three months ended March 31, 2019 as follows:

Expected income tax (benefit) at 21% statutory rate	$(1,179)
Increase in valuation allowance	1,179
Provision for income taxes	$0

At March 31, 2019, the Company has a net operating loss carryforward of $7,445. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,563 attributable to the future utilization of the $7,445 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2019.

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2019

At March 31, 2019 and December 31, 2018, deferred tax assets consist of:

	March 31, 2019	December 31, 2018
Net operating loss carryforward	$1,563	$385
Less valuation allowance	(1,563)	(385)
Net deferred tax assets	$-	$-

All tax periods remain subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

 BUSINESS OVERVIEW

Charmt intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. The Company also plans to maintain a portfolio of its products and track the user download statistics. Charmt intends to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. Founded in 2018, Charmt is headquartered in Tallinn. The management of the Company plans to distribute the application all over the world using various platforms.

Mobile App Market

The proliferation of easy-to-use touch-based smartphones and tablets has created a market with unique characteristics and explosive growth for mobile apps. Portability enables using wherever and whenever the user has spare time, and many apps are specifically tailored to provide short use sessions for such occasions. Compared to PC application, the mobile apps market has low barriers to entry. Whereas many successful PC apps have budgets for production and marketing in the tens of millions and often take years to develop, mobile apps can be created in a matter of weeks. Currently, there are over 800,000 mobile apps in Apple’s App Store.

Within the global app economy, Charmt currently expects to participate in the sub-sectors of 1) app store transactions relating to mobile apps and 2) mobile in-app advertising. The market for app store transactions relating to mobile apps is expected to grow from $50 billion in 2016 to $105 billion in 2021, representing a CAGR of 16%. At the same time, the mobile in-app advertising market is expected to nearly triple in size from $72 billion in 2018 to $201 billion in 2021, representing a CAGR of 23%.

Revenue Model

The mobile app industry today relies primarily on a revenue model known as “free-to-use”, which means that the apps are free to download and play. Unlike traditional PC-based apps which are sold for a fixed retail price, the revenues from free mobile apps are generated through a combination of in-app purchases (wherein the user purchases additional premium content, functionality or in-app currency with which they can improve or extend the app experience), and advertisements served within the app.

In order for our revenue model to be successful, it requires that a app has a large base of non-paying users and an adequately sized subset of recurring paying users.

As a result, the tracking and optimization of measures such as MAUs (Monthly Active Users), DAUs (Daily Active Users), ABPU (Average Bookings Per User), User Retention Rates, and User LTVs (Life Time Values) are essential to the successful management of mobile apps. Ongoing investments in marketing, product development, and live ops are therefore important to acquire, accumulate and maintain an audience of loyal, paying users.

Industry Value Chain

The components in the mobile app value chain from app development to user can be broken down into four distinct segments: developers, publishers, distributors and the owners of the IP. These functions are in some cases split up between different companies and in some cases, some of the functions are performed by the same company.

Developers

App developers are the creators of apps, and it is often they who come up with the app concept, as well as technically write the code and develop the app. There are app development teams ranging from a few people to several hundred developers. There are both internal app development teams, where the publisher employs the app developers, as well as external app development teams who are independent of the publisher. It has also become increasingly common to outsource a growing number of content-creation functions to external studios. There are outsourcing studios that specialize in specific parts of the creative process, e.g. producing the artwork in an app. It is also quite common that the app development companies keep the core of production and creativity in the company and then outsource some of the more specific development to other companies with specific skills.

Publishers

The publisher’s role is to commercialize the app ideas and take overall responsibility for the product by partially or wholly funding its development, monitoring the development process, testing, adapting and controlling the quality of the app. Once the product is finalized, the publisher distributes and markets the app to distributors. Publishers can own the whole or parts of the development project, or alternatively, only act as publisher to a third party that owns the IP rights.

Distribution Platforms

Mobile apps are primarily distributed via large application stores such as Google Play, Amazon and Apple App Store. According to App Annie, global app store downloads will grow from 111.5 billion in 2018 to 284.3 billion in 2020. Developers either approach application stores directly or via a publisher, if they are cooperating with one. The major distribution platforms offer a 70 per cent revenue share to developers for distributing their applications through their application stores.

IP Owners

Another important part in the app market’s value chain is the owner of the brand (the IP owner) upon which the app is based. The IP owner controls which app projects, based on their brand, are to be made. Who the IP owner is depends – it could either be a app development studio that has developed its own IP, a publisher which owns a portfolio of brands, or for example the copyright owner of a movie or book title on which an app is to be based.

Products

The Company is currently developing a new kind of messenger. Charmt’s app is intended to be a unique product with high production value and high revenue potential. It is going to be developed and published on both original and licensed IP. This title requires significant development investment and has, in the opinion of management, the potential to become well-known and a long-lasting, successful mobile app franchise.

Voice-changing messenger

Charmt’s first product is our investment in the vast market of applications for communication and amusement. It is intended to provide the fun of changing your voice while speaking with other people along with full functionality of similar messaging apps. As of this date, we have developed the system requirements specification that describes the entire potential and unique features of the messenger.

A user will be able to download our app and easily create an account linking his/her phone number. Security of the personal data use is provided by text message authorization. Charmt automatically synchronizes contacts from your cell phone memory and a user can see if any of them launched the app already. If not, he/she can invite other people to the app using the link sent by a regular text message. Our potential users will be able to call any of their contacts via audio or video connection and use the sound filter to alter their voice.

The management of the company considers our product to be unique and combine entertainment and convenience for everyday use. Expected users can either utilize Charmt as a regular messenger that enables people to exchange messages and numerous types of files or use it as a means of having fun changing their voices to be completely unrecognizable when communicating.

As of March 31, 2019, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

Strategy

The Company’s current strategy is devoted to focusing on seeking investment and management resources to use in our app development business. We believe the potential size, quality and sustainability of revenues and earnings from the app development business can be significantly greater than that of our existing competitors’ businesses. Our goal in terms of our app development is to create franchise-type titles that will have product lifespans of at least five to ten years. In order to accomplish this, we believe that we need to achieve user LTVs that exceeds user acquisition cost, at scale.

Competition

The mobile app and app industry is characterized by fierce competition, is growing rapidly, evolving constantly, and the possibility for innovative companies to succeed within it is significant. The mobile app and app industry is, in all respects, global and Charmt has competitors around the world. Approximately two dozen public companies around the world have significant portions of their business in mobile app content creation including:

●	United States - Activision-Blizzard, Zynga, Glu Mobile, Charmt, TakeTwo and EA;
●	Japan - DeNa, Gree, Nexon, and Gung-Ho in Japan;
●	Korea - Appvil, Kakao, NetMarble and Com2Us;
●	China - Tencent, Netease, Boyaa, Forapp, AppOne Holdings, OurPalm, IGG, and ZQ Apps; and
●	Europe – Rovio, G5 Entertainment, Apploft, Ubisoft, Modern Tines Group, and Next Apps.

Major privately held mobile app companies also include companies such as Niantic, Jam City and Scopely. Despite this seemingly large number of significant users in the market, there are a large number of smaller developers with one or two apps and the market remains very fragmented. The competition for users’ time and spending is decided primarily through factors such as app quality, brand recognition, and marketing & distribution channel power. Having users in one app also opens up the possibility of cross-promotion, which has also shown to be very important. We believe that, while it is still early for the mobile app industry, the market has begun to show signs of maturing and we believe that significant consolidation is likely to occur over the next five years.

Marketing

We plan to acquire most of our users through unpaid channels. We are aiming to build a large community of users through cross promotion, editorial featuring, the viral and sharing features provided by social networks, and app store optimization strategies. We are committed to connecting with our users and we plan to leverage various forms of social media, including Facebook, Twitter, YouTube, Instagram and Discord to communicate with them. We also want to use traditional advertising activities, primarily mobile advertising spending on Facebook, Apple and Google.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, and working with virtual currencies and storing information on the blockchain including those relating to privacy, use and protection of user and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our users, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Employees

As of the date, we have no employees other than our sole officer and director, Mr. Gediminas Knyzelis. The Company plans to rely extensively on third-party consultants and vendors for certain development and marketing activities.

Properties

We are currently renting an office at Hobujaama 4, Tallinn 10151 Estonia. The said premises are our headquarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2019. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

Charmt intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. The Company also plans to maintain a portfolio of its products and track the user download statistics. Charmt intends to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. Founded in 2018, Charmt is headquartered in Tallinn. The management of the Company plans to distribute the application all over the world using various platforms.

The Company is currently developing a new kind of messenger. Charmt’s app is intended to be a unique product with high production value and high revenue potential. It is going to be developed and published on both original and licensed IP. This title requires significant development investment and has, in the opinion of management, the potential to become well-known and a long-lasting, successful mobile app franchise.

Voice-changing messenger

Charmt’s first product is our investment in the vast market of applications for communication and amusement. It is intended to provide the fun of changing your voice while speaking with other people along with full functionality of similar messaging apps. As of this date, we have developed the system requirements specification that describes the entire potential and unique features of the messenger.

A user will be able to download our app and easily create an account linking his/her phone number. Security of the personal data use is provided by text message authorization. Charmt automatically synchronizes contacts from your cell phone memory and a user can see if any of them launched the app already. If not, he/she can invite other people to the app using the link sent by a regular text message. Our potential users will be able to call any of their contacts via audio or video connection and use the sound filter to alter their voice. The management of the company considers our product to be unique and combine entertainment and casualty. Expected users can either utilize Charmt as a regular messenger that enables people to exchange messages and numerous types of files or use it as a means of having fun changing their voices to be completely unrecognizable when communicating.

Strategy

The Company’s current strategy is devoted to focusing on seeking investment and management resources into our app development business. We believe the potential size, quality and sustainability of revenues and earnings from the app development business can be significantly greater than that of our existing competitors businesses. Our goal in terms of our app development is to create franchise-type titles that will have product lifespans of at least five to ten years. In order to accomplish this, we believe that we need to achieve user LTVs that exceeds user acquisition cost, at scale.

Key Metrics

We intend to regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Operating Metrics

We want to manage our business by tracking various non-financial operating metrics that give us insight into user behavior in our apps. The two metrics that we will use most frequently will be Daily Active Users (“DAUs”) and Monthly Active Users (“MAUs”).

Daily Active Users – DAUs. DAUs are defined as the number of individuals who played a particular smartphone app on a particular day. Average DAU for a particular period is the average of the DAUs for each day during that period. We will use DAU as a measure of user engagement with the titles that our users have downloaded.

Monthly Active Users – MAUs. MAUs are defined as the number of individuals who used a particular smartphone app in the month for which we will be calculating the metric. Average MAU for a particular period is the average of the MAUs for each month during that period. We will use the ratio between DAU and MAU as a measure of user retention.

Current Financial Condition

As of March 31, 2019, we have not generated any revenue. Since the incorporation, we have had total expenses of $7,445. Our monthly expenses are approximately $920/month and mostly consist of basic incorporation needs and office rent. We raised capital of $3,000 as a consideration for 3,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

Our only source of funds is the obligation of our President, Secretary, Treasurer and Director, Mr. Gediminas

Knyzelis, to provide us with funding necessary for our operations. All the conditions are set forth in the loan agreement with Mr. Knyzelis.

We have not generated any revenue yet. Currently we only rely on Mr. Gediminas Knyzelis for providing financing for our current and future operation. In case we are not successful to sell the shares under our public offering, we will be able to continue operations for about 8-10 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on May 24, 2019.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director