Form 10-Q
period 2019-09-30
Charmt, Inc.
filed 2019-11-13
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Hobujaama 4

Tallinn 10151, Estonia

Tel: +37259957386

Email: headquarters@charmt.net

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

Securities registered pursuant to Section 12(b) of the Act:

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,000,000 common shares issued and outstanding as of September 30, 2019.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

	Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 Unaudited Statements of Operations for the three and nine months ended September 30, 2019	5 6

	Unaudited Statement of Changes in Stockholder’s Equity for the nine months ended September 30, 2019	7

	Unaudited Statement of Cash Flows for the nine months ended September 30, 2019	8

	Notes to the Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Charmt, Inc.
Balance Sheets
	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$696	$100
Subscription receivable from sole officer and director	-	3,000
Service Deposit	126	126
Total Current Assets	822	3,226
TOTAL ASSETS	$822	$3,226

LIABILITIES AND STOCKHOLDER`S EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,712	$304
Advances payable to sole officer and director (non-interest bearing and due on demand)	7,014	1,754
Total Current Liabilities	9,726	2,058
Total Liabilities	9,726	2,058
Stockholder`s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	3,000	3,000
Accumulated deficit	(11,904)	(1,832)
Total Stockholder`s Equity	(8,904)	1,168
TOTAL LIABILITIES AND STOCKHOLDER`S EQUITY	$822	$3,226

See accompanying notes, which are an integral part of these financial statements

	Charmt, Inc.
	Statements of Operations (Unaudited)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
REVENUES	$-	$-
OPERATING EXPENSES
General and Administrative Expenses	2,429	10,072
TOTAL OPERATING EXPENSES	2,429	10,072

LOSS FROM OPERATIONS	(2,429)	(10,072)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,429)	$(10,072)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statement of Changes in Stockholder’s Equity For the Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount
Balance at December 31, 2018	3,000,000	$3,000	$-	$(1,832)	$1,168

Net loss for the three months ended March 31, 2019	-	-	-	(5,613)	(5,613)
Balance at March 31, 2019	3,000,000	3,000		(7,445)	(4,445)
Net loss for the three months ended June 30, 2019	-	-	-	(2,030)	(2,030)

Balance at June 30, 2019	3,000,000	3,000	-	(9,475)	(6,475)

Net loss for the three months ended September 30, 2019	-	-	-	(2,429)	(2,429)
Balance at September 30, 2019	3,000,000	$3,000	$-	$(11,904)	$(8,904)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statement Of Cash Flows
(Unaudited)
Nine Months Ended September 30, 2019
OPERATING ACTIVITIES
Net Loss	$(10,072)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,408
Net cash used in Operating Activities	(7,664)

FINANCING ACTIVITIES
Collection of subscription receivable from sole officer and director	3,000
Advances from sole officer and director	5,260
Net cash provided by Financing Activities	8,260

Net cash increase for period	596
Cash at beginning of period	100
Cash at end of period	$696

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-
Income taxes	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2019

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

The Company's registration address is Hobujaama 4, Tallinn, Estonia, 10151.

The Company is presently conducting a public offering of up to 5,000,000 shares of its common stock at a price of $0.025 per share or $125,000 total. The related registration statement which was declared effective by the Securities and Exchange Commission on April 12, 2019 provided for an offering period of 90 days. No shares of common stock were sold in the 90-day offering period which ended July 11, 2019. On October 23, 2019, the Company filed a new prospectus under Rule 424(b)(1) to provide for an offering period of 360 days from the effective date of the prospectus.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2019, the Company had cash of $696 and negative working capital of $(8,904). For the nine months ended September 30, 2019, the Company had no revenues and a net loss of $10, 072. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2019

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

Charmt, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2019

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

There were 3,000,000 shares of common stock issued and outstanding as of September 30, 2019.

Note 6 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to           June 30, 2019 and was renewed for an additional year to June 30, 2020. The agreement and renewal provides for a monthly service cost of 55 EUR (excluding VAT), or approximately $62 using the September 30, 2019 exchange rate. For the nine months ended September 30, 2019, the Company incurred expenses of $704 under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 7 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three and nine months ended September 30, 2019 as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Expected income tax (benefit) at 21% statutory rate	$(510)	$(2,115)
Increase in valuation allowance	510	2,115

Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2019

(Unaudited)

At September 30, 2019, the Company has a net operating loss carryforward of $11,904. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,500 attributable to the future utilization of the $11,904 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2019.

At September 30, 2019 and December 31, 2018, deferred tax assets consist of:

	September 30, 2019	December 31, 2018
Net operating loss carryforward	$2,500	$385
Less valuation allowance	(2,500)	(385)
Net deferred tax assets	$-	$-

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

Revenue Model

The mobile app industry today relies primarily on a revenue model known as “free-to-use”, which means that the apps are free to download and play. Unlike traditional PC-based apps which are sold for a fixed retail price, the revenues from free mobile apps are generated through a combination of in-app purchases (wherein the user purchases additional premium content, functionality or in-app currency with which they can improve or extend the app experience), and advertisements served within the app.In order for our revenue model to be successful, it requires that a app has a large base of non-paying users and an adequately sized subset of recurring paying users.

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

As of September 30, 2019, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the nine months ended September 30, 2019. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of September 30, 2019, we have not generated any revenue. Since our incorporation, we have had total expenses of $11,904. Our monthly expenses are approximately $920/month and mostly consist of basic incorporation needs and office rent. We raised capital of $3,000 as a consideration for 3,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on November 13, 2019.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director