Form 10-K
period 2019-12-31
Charmt, Inc.
filed 2020-03-12
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging growth company ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    Noo

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,345,000 common shares issued and outstanding as of March 6, 2020.

CHARMT, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our unaudited financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

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

As of December 31, 2019, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

Employees

As of the date, we have no employees other than our sole director, Mr. Gediminas Knyzelis. The Company plans to rely extensively on third-party consultants and vendors for certain development and marketing activities.

Properties

We are currently renting an office at Hobujaama 4, Tallinn 10151 Estonia. The said premises are our headquarters.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is no public market for our common shares at this time.  Our common shares are not quoted at this time.  Trading in stocks quoted on over-the-counter (“OTC”) markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2019, no shares of our common stock have traded.

Number of Holders

As of December 31, 2019, the 3,000,000 issued and outstanding shares of common stock were held by our sole director, Gediminas Knyzelis.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2019.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 2, 2018 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because company has just begun and has no value beyond par value at this stage.

Purchase of our Equity Securities by Officers and Directors

On August 2, 2018, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Gediminas Knyzelis, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018:

Revenue and cost of revenue

The Company did not have any revenues or costs of revenue for the period from inception on August 2, 2018 to December 31, 2019.

Operating expenses

Total operating expenses for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018 were $11,575 and $1,832. The operating expenses for the year ended December 31, 2019 included $210 in bank charges; $461 in legal fees; $650 in business licenses and permits; $8,750 in audit fees; $577 in professional fees; $902 in rent expense; and $25 in foreign exchange loss. The operating expenses for the period from inception on August 2, 2018 to December 31, 2018 included $28 of bank charges; $1,200 in legal fees; $150 in professional fees; and $454 in rent expense.

Net Income/Loss

The net loss for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018 was $11,575 and $1,832 respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2019, the Company had cash of $70 ($100 as of December 31, 2018).

For the year ended December 31, 2019, the Company used $10,342 of cash in operating activities.

For the year ended December 31, 2019, the Company generated $10,312 of cash in financing activities.

For the period from inception on August 2, 2018 to December 31, 2018, the Company used $1,654 of cash in operating activities.

For the period from inception on August 2, 2018 to December 31, 2018, the Company generated $1,754 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole director, Gediminas Knyzelis, has concluded a verbal agreement with Charmt Inc. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated no revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CHARMT INC.

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019 AND FOR THE PERIOD FROM INCEPTION ON AUGUST 2, 2018 TO DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Charmt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Charmt, Inc. (the “Company”) as of December 31,2019 and  2018 and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Charmt, Inc. as of December 31, 2019 and 2018 and the results of its operations and cash flows for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018 in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

March 10, 2020

We have served as the Company’s auditor since 2019.

	Charmt, Inc.
	Balance Sheets
	As of December 31, 2019 and 2018
	As of December 31, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash	$70	100
Subscription receivable from sole officer and director	-	3,000
Service Deposit	126	126
Total Current Assets	196	3,226
TOTAL ASSETS	$196	3,226

LIABILITIES AND STOCKHOLDER`S EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,537	304
Advances payable to sole officer and director (non-interest bearing and due on demand)	9,066	1,754
Total Current Liabilities	10,603	2,058
Total Liabilities	10,603	2,058
Stockholder`s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of December 31, 2019	3,000	3,000
Accumulated deficit	(13,407)	(1,832)
Total Stockholder`s Equity	(10,407)	1,168
TOTAL LIABILITIES AND STOCKHOLDER`S EQUITY	$196	3,226

See accompanying notes to the financial statements.

	Charmt, Inc.
	Statements of Operations for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018
	Year ended December 31, 2019	For the period from inception on August 2, 2018 to December 31, 2018
REVENUES	$-	$-
OPERATING EXPENSES
General and Administrative Expenses	11,575	1,832
TOTAL OPERATING EXPENSES	11,575	1,832

LOSS FROM OPERATIONS	(11,575)	(1,832)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,575)	$(1,832)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes to the financial statements.

Charmt, Inc.
Statements of Changes in Stockholder’s Equity for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount
Balance at inception at August 2, 2018	-	$-	$-	$-	$-

Issuance of common stock to sole officer and director	3,000,000	3,000	-	-	3,000
Net loss	-	-	-	(1,832)	(1,832)

Balance at December 31, 2018	3,000,000	3,000	-	(1,832)	1,168

Net loss	-	-	-	(11,575)	(11,575)
Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)

See accompanying notes to the financial statements.

Charmt, Inc. Statements of Cash Flows For the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018

	Year ended December 31, 2019	For the period from inception on August 2, 2018 to December 31, 2018
OPERATING ACTIVITIES
Net Loss	$(11,575)	$(1,832)
Adjustments to reconcile Net loss
to net cash used in operations:
Changes in operating assets and liabilities:
Service deposit		(126)
Accounts payable	1233	304
Net cash used in Operating Activities	(10,342)	(1,654)

FINANCING ACTIVITIES
Collection of subscription receivable from sole officer and director	3,000	-
Advances from sole officer and director	7,312	1,754
Net cash provided by Financing Activities	10,312	1,754

Net cash increase (decrease) for period	(30)	100
Cash at beginning of period	100	-
Cash at end of period	$70	$100
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-
Non-cash Financing activities:
Issuance of common stock in exchange for subscription receivable from sole officer and director	$-	$-

See accompanying notes to the financial statements.

Charmt, Inc.

Notes to the Financial Statements

For the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2019, the Company had cash of $70 and negative working capital of $(10,407). For the fiscal year ended December 31, 2019, the Company had no revenues and a net loss of $11,575. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018

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

Charmt, Inc.

Notes to the Financial Statements

For the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018

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

There were 3,000,000 shares of common stock issued and outstanding as of December 31, 2019.

Note 6 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to            June 30, 2019 and was renewed for an additional year to June 30, 2020. The agreement and renewal provides for a monthly service cost of 55 EUR (excluding VAT), or approximately $62 using the December 31, 2019 exchange rate. For the fiscal year ended December 31, 2019, the Company incurred expenses of $927 under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 7 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018 as follows:

	December 31, 2019	For the period from inception on August 2, 2018 to December 31, 2018
Expected income tax (benefit) at 21% statutory rate	$(2,431)	$(385)
Increase in valuation allowance	2,431	385
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the year ended December 31, 2019 and for the period from inception on August 2, 2018 to December 31, 2018

At December 31, 2019, the Company has a net operating loss carryforward of $13,407.

Based on management’s present assessment, the Company has not yet determined it to be more likely that not that a deferred tax asset of $2,816 attributable to the future utilization of the $13,407 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2019.

At December 31, 2019 and December 31, 2018, deferred tax assets consist of:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	$2,816	$385
Less valuation allowance	(2,816)	(385)
Net deferred tax assets	$-	$-

All tax periods are subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

Note 8 – Subsequent Events

From February 6, 2020 to March 6, 2020, the Company sold a total of 345,000 shares of its common stock to 12 investors in its public offering at a price of $0.025 per share for net proceeds of $8,625.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The following table sets forth information regarding our directors and the members of our board of directors.

Name	Age	Position with the Company
Gediminas Knyzelis	35	President, Director, Secretary, Treasurer

Mr. Knyzelis has served as our President, Treasurer, Director and Secretary since the inception of the Company in August 2018. Mr. Gediminas is a genuine creator and artistic mind with deep understanding of mobile application development. He also managed to draft the design of Charmt’s future product and is responsible for the main course of business. Mr. Gediminas Knyzelis previously worked as Project Manager at Lititco where he acquired significant experience at controlling various business processes. Mr. Knyzelis also worked as a Customer Service Manager at Latakko which enabled him to understand the customer needs.

Term of Office

The officers of the corporation shall be appointed annually by the board of directors at the first meeting of the board of directors held after each annual meeting of the shareholders. If officers are not appointed at such meeting, such appointment shall occur as soon as possible thereafter, or may be left vacant. Each officer shall hold office until a successor shall have been appointed and qualified or until said officer's earlier death, resignation, or removal.

Director Independence

Our board of directors is currently composed of one member Gediminas Knyzelis, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Mr. Knyzelis that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of Charmt Inc. has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2019 and 2018:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2019 and 2018	0	0	0
President, Treasurer, Secretary and Director

Our sole director Mr. Knyzelis has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The following table sets forth director compensation as of December 31, 2019 and 2018:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2019 and 2018	0	0	0
President, Treasurer, Secretary and Director

We have not compensated our director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Gediminas Knyzelis Hobujaama 4, Tallin, Estonia, 10151	3,000,000	89.7%

Item 13. Certain Relationships and Related Transactions

A total of 3,000,000 shares of common stock were issued to our sole director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in our public offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. To be quoted on an OTC market, a market maker must file an application on our behalf to make a market for our common stock. Our stock may become quoted, rather than traded, on an OTC market.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2019, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2018 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2019, June 31, 2019, and September 30, 2019.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on March 12, 2020.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director