Form 10-Q
period 2020-03-31
Charmt, Inc.
filed 2020-05-06
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,842,400 common shares issued and outstanding as of 6 May , 2020.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Charmt, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

Charmt, Inc.
Balance Sheets
	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$10,700	$70
Subscription receivable from sole officer and director	-	-
Service Deposit	126	126
Total Current Assets	10,826	196
TOTAL ASSETS	$10,826	$196

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,646	$1,537
Advances payable to sole officer and director (non-interest bearing and due on demand)	9,066	9,066
Total Current Liabilities	11,712	10,603
Total Liabilities	11,712	10,603
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,661,000 and 3,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	3,661	3,000
Additional paid in capital	15,864
Accumulated deficit	(20,411)	(13,407)
Total Stockholders` Equity	(886)	(10,407)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$10,826	$196

See accompanying notes, which are an integral part of these financial statements

	Charmt, Inc.
	Statements of Operations (Unaudited)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
REVENUES	$-	$-
OPERATING EXPENSES
General and Administrative Expenses	7,004	5,613
TOTAL OPERATING EXPENSES	7,004	5,613

LOSS FROM OPERATIONS	(7,004)	(5,613)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,004)	$(5,613)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,206,749	3,000,000

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Three Months Ended March 31, 2019

Balance at December 31, 2018	3,000,000	$3,000	$-	$(1,832)	$1,168

Net loss for the three months ended March 31, 2019	-	-	-	(5,613)	(5,613)
Balance at March 31, 2019	3,000,000	$3,000	$-	$(7,445)	$(4,445)

Three Months Ended March 31, 2020

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	661,000	661	15,864	-	16,525
Net loss for the three months ended March 31, 2020	-	-	-	(7,004)	(7,004)
Balance at March 31, 2020	3,661,000	$3,661	$15,864	$(20,411)	$(886)

See accompanying notes, which are an integral part of these financial statements

	Charmt, Inc.
	Statements Of Cash Flows
	(Unaudited)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
OPERATING ACTIVITIES
Net Loss	$(7,004)	$(5,613)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,109	2,671
Net cash used in Operating Activities	(5,895)	(2,942)

FINANCING ACTIVITIES
Collection of subscription receivable from sole officer and director	-	3,000
Advances from sole officer and director	-	-
Sales of common stock at $0.025 par share	16,525	-
Net cash provided by Financing Activities	16,525	3,000

Net cash increase for period	10,630	58
Cash at beginning of period	70	100
Cash at end of period	$10,700	158

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2020

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2020, the Company had cash of $10,700 and negative working capital of $(886). For the three months ended March 31, 2020, the Company had no revenues and a net loss of $7,004. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2020

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

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2020

(Unaudited)

Note 4 - Capital Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On August 2, 2018, the Company issued 3,000,000 shares of common stock to Gediminas Knyzelis at $0.001 per share for $3,000. The payment for the shares, which was due within 180 days upon the execution of the respective agreement, was collected on January 15, 2019.

From February 6, 2020 to March 31, 2020, the Company sold a total of 661,000 shares of its common stock in its public offering to 22 investors at a price of $0.025 par share for proceeds of $16,525.

There were 3,661,000 shares of common stock issued and outstanding as of March 31, 2020.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to           June 30, 2019 and was renewed for an additional year to June 30, 2020. The agreement and renewal provides for a monthly service cost of 55 EUR (excluding VAT), or approximately $61 using the March 31, 2020 exchange rate. For the three months ended March 31, 2020 and 2019, the Company incurred expenses of $218 and $226, respectively, under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected income tax (benefit) at 21% statutory rate	$(1,471)	$(1,179)
Increase in valuation allowance	1,471	1,179
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2020

(Unaudited)

At March 31, 2020, the Company has a net operating loss carryforward of $20,411. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,286 attributable to the future utilization of the $20,411 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2020.

At March 31, 2020 and December 31, 2019, deferred tax assets consist of:

	March 31, 2020	December 31, 2019
Net operating loss carryforward	$4,286	$2,816
Less valuation allowance	(4,286)	(2,816)
Net deferred tax assets	$-	$-

All tax periods are subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

Note 7 – Subsequent Events

From April 1, 2020 to April 10, 2020, the Company sold a total of 181,400 shares of its common stock to 6 investors in its public offering at a price of $0.025 par share for proceeds of $4,495.

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

As of March 31, 2020, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

                                                                                                                              15

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2020. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of March 31, 2020, we have not generated any revenue. Since our incorporation, we have had total expenses of $20,411. Our monthly expenses are approximately $1,020/month and mostly consist of basic incorporation needs and office rent. We raised capital of $3,000 as a consideration for 3,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

Our only source of funds has been loans from our President, Secretary, Treasurer and Director, Mr. Gediminas Knyzelis, and sales of our common stock to Mr. Knyzelis and investors of our public offering.

We have not generated any revenue yet. In case we are not successful to sell the shares under our public offering, we will be able to continue operations for about 8-10 months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on May 6 , 2020.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director