Form 10-Q
period 2020-06-30
Charmt, Inc.
filed 2020-07-22
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,870,600 common shares issued and outstanding as of July 22, 2020.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

	Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019 Unaudited Statements of Operations for the three and six months ended June 30, 2020 and 2019	5 6

	Unaudited Statements of Changes in Stockholder’s Equity for the three and six months ended June 30, 2020 and 2019	7

	Unaudited Statements of Cash Flows for the six months ended June 30, 2020 and 2019	8

	Notes to the Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Charmt, Inc.
Balance Sheets
	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$6,550	$70
Subscription receivable from sole officer and director	-	-
Service Deposit	126	126
Total Current Assets	6,676	196
TOTAL ASSETS	$6,676	$196

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$6,552	$1,537
Advances payable to sole officer and director (non-interest bearing and due on demand)	9,066	9,066
Total Current Liabilities	15,618	10,603
Total Liabilities	15,618	10,603
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	3,871	3,000
Additional paid in capital	20,854
Accumulated deficit	(33,667)	(13,407)
Total Stockholders` Equity	(8,942)	(10,407)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$6,676	$196

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statements of Operations (Unaudited)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
General and Administrative Expenses	13,256	2,030	20,260	7,643
TOTAL OPERATING EXPENSES	13,256	2,030	20,260	7,643

LOSS FROM OPERATIONS	(13,256)	(2,030)	(20,260)	(7,643)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(13,256)	$(2,030)	$(20,260)	$(7,643)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,848,279	3,000,000	3,527,514	3,000,000

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statements of Changes in Stockholders’ Equity For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Six Months Ended June 30, 2019

Balance at December 31, 2018	3,000,000	$3,000	$-	$(1,832)	$1,168

Net loss for the six months ended June 30, 2019	-	-	-	(7,643)	(7,643)
Balance at June 30, 2019	3,000,000	$3,000	$-	$(9,475)	$(6,475)

Three Months Ended June 30, 2019

Balance at March 31, 2019	3,000,000	$3,000	$-	$(7,445)	$(4,445)

Net loss for the three months ended June 30, 2019	-	-	-	(2,030)	(2,030)
Balance at June 30, 2019	3,000,000	$3,000	$-	$(9,475)	$(6,475)

Six Months Ended June 30, 2020

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	870,600	871	20,854	-	21,725

Net loss for the six months ended June 30, 2020	-	-	-	(20,260)	(20,260)
Balance at June 30, 2020	3,870,600	$3,871	$20,854	$(33,667)	$(8,942)

Three Months Ended June 30, 2020

Balance at March 31, 2020	3,661,000	$3,661	$15,864	$(20,411)	$(886)
Sales of common stock at $0.025 per share	209,600	210	4,990	-	5,200

Net loss for the three months ended June 30, 2020	-	-	-	(13,256)	(13,256)
Balance at June 30, 2020	3,870,600	$3,871	$20,854	$(33,667)	$(8,942)

See accompanying notes, which are an integral part of these financial statements

	Charmt, Inc.
	Statements Of Cash Flows
	(Unaudited)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
OPERATING ACTIVITIES
Net Loss	$(20,260)	$(7,643)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	5,015	1,083
Prepaid Rent	-	(154)
Net cash used in Operating Activities	(15,245)	(6,714)

FINANCING ACTIVITIES
Collection of subscription receivable from sole officer and director	-	3,000
Advances from sole officer and director	-	4,310
Sales of common stock at $0.025 par share	21,725	-
Net cash provided by Financing Activities	21,725	7,310

Net cash increase for period	6,480	596
Cash at beginning of period	70	100
Cash at end of period	$6,550	696

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2020

(Unaudited)

Note 1 – Nature of Business

Charmt, Inc. (the “Company”) was incorporated in the State of Nevada on August 2, 2018. The Company is developing a messenger application. It is being designed to provide a chance to alter the speaker’s voice while talking with other people and full functionality of similar messaging apps. The Company intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. Charmt, Inc. also plans to maintain a portfolio of its products and track download statistics. The Company intends to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company plans to distribute the application all over the world using various platforms.

The Company's registration address is Hobujaama 4, Tallinn, Estonia, 10151.

The Company conducted a public offering of up to 5,000,000 shares of its common stock at a price of $0.025 per share or $125,000 total. The related registration statement was declared effective by the Securities and Exchange Commission on April 12, 2019 and provided an offering period of 90 days. No shares of common stock were sold in the 90-day offering period ended on July 11, 2019. On October 23, 2019, the Company filed a new prospectus under Rule 424(b)(1) to provide for an offering period of 360 days from the effective date of the prospectus.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had cash of $6,550 and negative working capital of $(8,942). For the six months ended June 30, 2020, the Company had no revenues and a net loss of $20,260. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

For the six months ended June 30, 2020

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

Revenue Recognition

The Company’s revenue recognition policies will follow FASB 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

For the six months ended June 30, 2020

(Unaudited)

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

From February 6, 2020 to June 30, 2020, the Company sold a total of 870,600 shares of its common stock in its public offering to 29 investors at a price of $0.025 per share for proceeds of $21,725.

There were 3,870,600 shares of common stock issued and outstanding as of June 30, 2020.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to            June 30, 2019 and was renewed for an additional year to June 30, 2020. The agreement and its renewal are for a monthly service cost of 55 EUR (excluding VAT), or approximately $64 per the exchange rate as of June 30, 2020. For the six months ended June 30, 2020 and 2019, the Company incurred expenses of $601 and $462, respectively, under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Expected income tax (benefit) at 21% statutory rate	(2,784)	(426)	(4,255)	(1,605)
Increase in valuation allowance	2,784	426	4,255	1,605
Provision for income taxes	-	-	-	-

Charmt, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2020

(Unaudited)

At June 30, 2020, the Company has a net operating loss carryforward of $33,667. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $7,071 attributable to the future utilization of the $33,667 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2020.

At June 30, 2020 and December 31, 2019, deferred tax assets consist of:

	June 30, 2020	December 31, 2019
Net operating loss carryforward	$7,071	$2,816
Less valuation allowance	(7,071)	(2,816)
Net deferred tax assets	$-	$-

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

 BUSINESS OVERVIEW

Charmt intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. The Company also plans to maintain a portfolio of its products and track download statistics. Charmt is planning to generate revenues through selling branded advertisements and via consumer transactions, including in-app purchases. Founded in 2018, Charmt is headquartered in Tallinn. The management of the Company plans to distribute the application all over the world using various platforms.

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

As of June 30, 2020, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the six months ended June 30, 2020. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of June 30, 2020, we have not generated any revenue. Since our incorporation, we have had total expenses of $33,667. Our monthly expenses are approximately $1,465/month and mostly consist of operational needs. We raised capital of $3,000 as a consideration for 3,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on July 22, 2020.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director