Form 10-K
period 2020-12-31
Charmt, Inc.
filed 2021-02-16
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Hobujaama 4

Tallinn 10151, Estonia

Tel: +12512629446

+37259957386

Email: headquarters@charmt.net

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CHMT	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    Noo

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,870,600 common shares issued and outstanding as of February 12, 2021.

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

As of December 31, 2020, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

We are planning to get our securities quoted on the OTC Markets. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2020, no shares of our common stock have traded.

Number of Holders

As of December 31, 2020, the 3,870,600 issued and outstanding shares of common stock were held by 30 shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2020.

Recent Sales of Unregistered Securities

The Company has 75,000,000 $0.001 par value shares of common stock authorized.

On August 2, 2018 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because the Company had just begun and the stock had no value beyond par value at this stage.

Purchase of our Equity Securities by Officers and Directors

On August 2, 2018, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Gediminas Knyzelis, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

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

Results of Operations for the years ended December 31, 2020 and 2019:

Revenue and cost of revenue

The Company did not have any revenues or costs of revenue for the years ended December 31, 2020 and 2019.

Operating expenses

Total operating expenses for the years ended December 31, 2020 and 2019 were $23,952 and $11,575, respectively. The operating expenses for the year ended December 31, 2020 included $8,750 in audit fees; $735 in bank charges; $2,339 in legal fees; $650 in business licenses and permits; $10,470 in transfer agent and EDGAR agent fees; $997 in rent expense; and $12 in foreign exchange loss. The operating expenses for the year ended December 31, 2019 included $210 in bank charges; $461 in legal fees; $650 in business licenses and permits; $8,750 in audit fees; $577 in transfer agent and EDGAR agent fees; $902 in rent expense; and $25 in foreign exchange loss.

Net Income/Loss

The net loss for the years ended December 31, 2020 and 2019 was $23,952 and $11,575, respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2020, the Company had cash of $1,432. At December 31, 2019, the Company had cash of $70.

For the year ended December 31, 2020, the Company used $20,363 of cash in operating activities.

For the year ended December 31, 2020, the Company generated $21,725 of cash in financing activities.

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

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement its business plan and impede the speed of its operations.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CHARMT INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Charmt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Charmt, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Charmt, Inc. as of December 31, 2020 and 2019 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

February 12, 2021

We have served as the Company’s auditor since 2019.

	9 Charmt, Inc.
	Balance Sheets
	As of December 31, 2020 and 2019
	As of December 31, 2020	As of December 31, 2019
ASSETS
Current Assets
Cash	$1,432	$70
Service Deposit	-	126
Total Current Assets	1,432	196
TOTAL ASSETS	$1,432	$196

LIABILITIES AND STOCKHOLDER`S EQUITY
Liabilities
Current Liabilities
Accounts Payable	$5,000	$1,537
Advances payable to sole officer and director (non-interest bearing and due on demand)	9,066	9,066
Total Current Liabilities	14,066	10,603
Total Liabilities	14,066	10,603
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,000,000 shares issued and outstanding as of December 31, 2020 December 31, 2020, respectively	3,871	3,000
Additional paid in capital	20,854	-
Accumulated deficit	(37,359)	(13,407)
Total Stockholders` Equity	(12,634)	(10,407)
TOTAL LIABILITIES AND STOCKHOLDER`S EQUITY	$1,432	$196

See accompanying notes to the financial statements.

	Charmt, Inc.
	Statements of Operations for the years ended December 31, 2020 and December 31, 2019
	Year ended December 31, 2020	Year ended December 31, 2019
REVENUES	$-	$-
OPERATING EXPENSES
Professional Fees	11,089	9,212
Other General and Administrative Expenses	12,863	2,363
TOTAL OPERATING EXPENSES	23,952	11,575

LOSS FROM OPERATIONS	(23,952)	(11,575)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(23,952)	$(11,575)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,699,995	3,000,000

See accompanying notes to the financial statements.

Charmt, Inc.
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and December 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount
Balance at December 31, 2018	3,000,000	$3,000	$-	$(1,832)	$1,168

Net loss	-	-	-	(11,575)	(11,575)
Balance at December 31, 2019	3,000,000	3,000	-	(13,407)	(10,407)

Sales of common stock at $0.025 per share	870,600	871	20,854	-	21,725
Net loss	-	-	-	(23,952)	(23,952)
Balance at December 31, 2020	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)

See accompanying notes to the financial statements.

	Charmt, Inc.
	Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019

	Year ended December 31, 2020	Year ended December 31, 2019
OPERATING ACTIVITIES
Net Loss	$(23,952)	$(11,575)
Adjustments to reconcile Net loss
to net cash used in operations:
Changes in operating assets and liabilities:
Service deposit	126	-
Accounts payable	3,463	1,233
Net cash used in Operating Activities	(20,363)	(10,342)

FINANCING ACTIVITIES
Sale of common stock	21,725	-
Advances from sole officer and director	-	7,312
Collection of subscription receivable from sole officer and director	-	3,000
Net cash provided by Financing Activities	21,725	10,312

Net cash increase (decrease) for period	1,362	(30)
Cash at beginning of period	70	100
Cash at end of period	$1,432	$70
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2020 and December 31, 2019

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

The Company's registration address is Hobujaama 4, Tallinn, Estonia, 10151.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2020, the Company had cash of $1,432 and negative working capital of $(12,634). For the fiscal year ended December 31, 2020, the Company had no revenues and a net loss of $23,952. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification (“ASC”) 260,

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2020 and December 31, 2019

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

Note 4 – Capital Stock

The Company has 75,000,000 $0.001 par value shares of common stock authorized. On August 2, 2018, the Company issued 3,000,000 shares of common stock to Gediminas Knyzelis at $0.001 per share for $3,000. The payment for the

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2020 and December 31, 2019

shares, which was due within 180 days upon the execution of the respective agreement, was collected on January 15, 2019.

From February 6, 2020 to June 30, 2020, the Company sold a total of 870,600 shares of its common stock in its public offering to 29 investors at a price of $0.025 per share for proceeds of $21,725.

There were 3,870,600 shares of common stock issued and outstanding as of December 31, 2020.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to            June 30, 2019 and was renewed for an additional year to June 30, 2020. In November 2020, this service agreement was terminated. The agreement and renewal provided for a monthly service cost of 55 EUR (excluding VAT), or approximately $68 using the December 31, 2020 exchange rate. For the fiscal years ended December 31, 2020 and 2019, the Company incurred expenses of $808 and $927, respectively, under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the years ended December 31, 2020 and December 31, 2019 as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected income tax (benefit) at 21% statutory rate	$(5,030)	$(2,431)
Increase in valuation allowance	5,030	2,431
Provision for income taxes	$-	$-

At December 31, 2020, the Company has a net operating loss carryforward of $37,359.

Based on management’s present assessment, the Company has not yet determined it to be more likely that not that a deferred tax asset of $7,846 attributable to the future utilization of the $37,359 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2020.

At December 31, 2020 and December 31, 2019, deferred tax assets consist of:

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2020 and December 31, 2020

	December 31, 2020	December 31, 2019
Net operating loss carryforward	$7,846	$2,816
Less valuation allowance	(7,846)	(2,816)
Net deferred tax assets	$-	$-

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

None.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The following table sets forth information regarding our directors and the members of our board of directors.

Name	Age	Position with the Company
Gediminas Knyzelis	36	President, Director, Secretary, Treasurer

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2020 and 2019:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2020 and 2019	0	0	0
President, Treasurer, Secretary and Director

Our sole director Mr. Knyzelis has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2020 and 2019:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2020 and 2019	0	0	0
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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Gediminas Knyzelis Hobujaama 4, Tallin, Estonia, 10151	3,000,000	77.5%

Item 13. Certain Relationships and Related Transactions

A total of 3,000,000 shares of common stock were issued to our sole director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in our public offering, which were immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2020, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Estonia on February 16, 2021.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director