Form 10-Q
period 2021-03-31
Charmt, Inc.
filed 2021-05-07
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

66 West Flagler Street

Suite 900 - #3040

Miami, FL 33130

Tel: +12512629446

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,870,600 common shares issued and outstanding as of May 6, 2021

CHARMT, INC.

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

Charmt, Inc.
Balance Sheets
	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$6,180	$1,432
Total Current Assets	6,180	1,432
TOTAL ASSETS	$6,180	$1,432

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$5,000	$5,000
Advances payable to sole officer and director (non-interest bearing and due on demand)	19,366	9,066
Total Current Liabilities	24,366	14,066
Total Liabilities	24,366	14,066
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,870,600 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	3,871	3,871
Additional paid in capital	20,854	20,854
Accumulated deficit	(42,911)	(37,359)
Total Stockholders` Equity	(18,186)	(12,634)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$6,180	$1,432

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statements of Operations (Unaudited)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
REVENUES	$-	$-
OPERATING EXPENSES Professional Fees	5,325	6,399
Over General and Administrative Expenses	227	605
TOTAL OPERATING EXPENSES	5,552	7,004

LOSS FROM OPERATIONS	(5,552)	(7,004)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,552)	$(7,004)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,870,600	3,206,749

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.
Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Three Months Ended March 31, 2020

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	661,000	661	15,864	-	16,525

Net loss for the three months ended March 31, 2020	-	-	-	(7,004)	(7,004)
Balance at March 31, 2020	3,661,000	$3,661	$15,864	$(20,411)	$(886)

Three Months Ended March 31, 2021

Balance at December 31, 2020	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)

Net loss for the three months ended March 31, 2020	-	-	-	(5,552)	(5,552)
Balance at March 31, 2021	3,870,600	$3,871	$20,854	$(42,911)	$(18,186)

See accompanying notes, which are an integral part of these financial statements

	Charmt, Inc.
	Statements of Cash Flows
	(Unaudited)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
OPERATING ACTIVITIES
Net Loss	$(5,552)	$(7,004)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	1,109
Net cash used in Operating Activities	(5,552)	(5,895)

FINANCING ACTIVITIES
Advances from sole officer and director	10,300	-
Sales of common stock at $0.025 per share	-	16,525
Net cash provided by Financing Activities	10,300	16,525

Net cash increase for period	4,748	10,630
Cash at beginning of period	1,432	70
Cash at end of period	$6,180	$10,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the Three months ended March 31, 2021

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

The Company's address is 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had cash of $6,180 and negative working capital of $(18,186). For the three months ended March 31, 2021, the Company had no revenues and a net loss of $5,552. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the Three months ended March 31, 2021

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

Charmt, Inc.

Notes to the Financial Statements

For the Three months ended March 31, 2021

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

There were 3,870,600 shares of common stock issued and outstanding as of March 31, 2021.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to June 30, 2019 and was renewed for an additional term of 2 years. The monthly cost per the agreement was 55 EUR (excluding VAT), or approximately $68 per the exchange rate as of December 31, 2020. The agreement was terminated on December 31, 2020. For the fiscal year ended December 31, 2020, the Company incurred expenses of $997, under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three months ended March 31, 2021 and March 31, 2020 as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expected income tax (benefit) at 21% statutory rate	$(1,165)	$(1,471)
Increase in valuation allowance	1,165	1,471
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2021

 (Unaudited)

At March 31, 2021, the Company has a net operating loss carryforward of $42,911. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,011 attributable to the future utilization of the $42,911 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2021.

At March 31, 2021and December 31, 2020 deferred tax assets consist of:

	March 31, 2021	December 31, 2020
Net operating loss carryforward	$9,011	$7,846
Less valuation allowance	(9,011)	(7,846)
Net deferred tax assets	$-	$-

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

As of March 31, 2021, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

Properties

The company’s rented headquarters are at 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the nine months ended March 31, 2021. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of March 31, 2021, we have not generated any revenue. Since our incorporation, we have had total expenses of $42,911. Our monthly expenses are approximately $1,020/month and mostly consist of basic incorporation needs and office rent. We raised capital of $3,000 as a consideration for 3,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2021.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director