Form 10-Q
period 2021-06-30
Charmt, Inc.
filed 2021-07-21
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-229830

CHARMT, INC.

(Exact name of registrant as specified in its charter)

NV (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	32-0575017 (IRS Employer Identification Number)

66 West Flagler Street

Suite 900, #3040

Miami, FL 33130

Tel: (251) 2629446

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,870,600 common shares issued and outstanding as of July 19, 2021.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Charmt, Inc.

Balance Sheets

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$505	$1,432
Total Current Assets	505	1,432
TOTAL ASSETS	$505	$1,432

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$5,000
Advances payable to sole officer and director (non-interest bearing and due on demand)	30,266	9,066
Total Current Liabilities	30,266	14,066
Total Liabilities	30,266	14,066
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,870,600 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	3,871	3,871
Additional paid in capital	20,854	20,854
Accumulated deficit	(54,486)	(37,359)
Total Stockholders` Equity	(29,761)	(12,634)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$505	$1,432

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Professional Fees	11,290	12,660	16,615	19,059
General and Administrative Expenses	285	596	512	1,201
TOTAL OPERATING EXPENSES	11,575	13,256	17,127	20,260

LOSS FROM OPERATIONS	(11,575)	(13,256)	(17,127)	(20,260)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,575)	$(13,256)	$(17,127)	$(20,260)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,870,600	3,848,279	3,870,600	3,527,514

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Six Months Ended June 30, 2020

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	870,600	871	20,854	-	21,725
Net loss for the six months ended June 30, 2020	-	-	-	(20,260)	(20,260)
Balance at June 30, 2020	3,870,600	$3,871	$20,854	$(33,667)	$(8,942)

Three Months Ended June 30, 2020

Balance at March 31, 2020	3,661,000	$3,661	$15,864	$(20,411)	$(886)
Sales of common stock at $0.025 per share	209,600	210	4,990	-	5,200
Net loss for the three months ended June 30, 2020	-	-	-	(13,256)	(13,256)
Balance at June 30, 2020	3,870,600	$3,871	$20,854	$(33,667)	$(8,942)

Six Months Ended June 30, 2021

Balance at December 31, 2020	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)
Net loss for the six months ended June 30, 2021	-	-	-	(17,127)	(17,127)
Balance at June 30, 2021	3,870,600	$3,871	$20,854	$(54,486)	$(29,761)

Three Months Ended June 30, 2021

Balance at March 31, 2021	3,870,600	$3,871	$20,854	$(42,911)	$(18,186)
Net loss for the three months ended June 30, 2021	-	-	-	(11,575)	(11,575)
Balance at June 30, 2021	3,870,600	$3,871	$20,854	$(54,486)	$(29,761)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
OPERATING ACTIVITIES
Net Loss	$(17,127)	$(20,260)
Adjustments to reconcile Net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(5,000)	5,015
Net cash used in Operating Activities	(22,127)	(15,245)

FINANCING ACTIVITIES
Advances from sole officer and director	21,200	-
Sales of common stock at $0.025 per share	-	21,725
Net cash provided by Financing Activities	21,200	21,725

Net cash increase for period	(927)	6,480
Cash at beginning of period	1,432	70
Cash at end of period	$505	$6,550

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the Six months ended June 30, 2021

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

The Company's address is 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had cash of $505 and negative working capital of $(29,761). For the six months ended June 30, 2021, the Company had no revenues and a net loss of $17,127. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

For the Six months ended June 30, 2021

(Unaudited)

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

For the Six months ended June 30, 2021

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

There were 3,870,600 shares of common stock issued and outstanding as of June 30, 2021.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to June 30, 2019 and was renewed for an additional term of 2 years. The monthly cost per the agreement was 55 EUR (excluding VAT), or approximately $68 per the exchange rate as of December 31, 2020. The agreement was terminated on December 31, 2020. For the fiscal six months ended June 30, 2020, the Company incurred expenses of $601, under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the six months ended June 30, 2021 and June, 30, 2020 as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Expected income tax (benefit) at 21% statutory rate	$(3,596)	$(4,255)

Increase in valuation allowance	3,596	4,255
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2021

(Unaudited)

At June 30, 2021, the Company has a net operating loss carryforward of $54,486. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,442 attributable to the future utilization of the $54,486 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2021.

At June 30, 2021 and December 31, 2020 deferred tax assets consist of:

	June 30, 2021	December 31, 2020
Net operating loss carryforward	$11,442	$7,846
Less valuation allowance	(11,442)	(7,846)
Net deferred tax assets	$-	$-

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

As of June 30, 2021, the voice-changing application has not been developed yet.

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

Employees

As of the date hereof, we have no employees other than our sole officer and director, Mr. Gediminas Knyzelis. The Company plans to rely extensively on third-party consultants and vendors for certain development and marketing activities.

Properties

The Company’s rented headquarters are at 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the six months ended June 30, 2021. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Strategy

The Company’s current strategy is devoted to focusing on seeking investment and management resources for our app development business. We believe the potential size, quality and sustainability of revenues and earnings from the app development business can be significantly greater than that of our existing competitors businesses. Our goal in terms of our app development is to create franchise-type titles that will have product lifespans of at least five to ten years. In order to accomplish this, we believe that we need to achieve user LTVs that exceeds user acquisition cost, at scale.

Current Financial Condition

As of June 30, 2021, we have not generated any revenue. Since our incorporation, we have had total expenses of $54,486. Our monthly expenses are approximately $1,020/month and mostly consist of professional fees and office rent. We raised capital of $24,725 as consideration for 3,000,000 shares issued and outstanding to our President and 870,600 shares issued and outstanding to our shareholders. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2021.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director