Form 10-Q
period 2021-09-30
Charmt, Inc.
filed 2021-10-25
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,870,600 common shares issued and outstanding as of October 20, 2021.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Charmt, Inc.

Balance Sheets

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$409	$1,432
Total Current Assets	409	1,432
TOTAL ASSETS	$409	$1,432

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$447	$5,000
Advances payable to sole officer and director (non-interest bearing and due on demand)	32,401	9,066
Total Current Liabilities	32,848	14,066
Total Liabilities	32,848	14,066
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,870,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	3,871	3,871
Additional paid in capital	20,854	20,854
Accumulated deficit	(57,164)	(37,359)
Total Stockholders` Equity	(32,439)	(12,634)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$409	$1,432

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Professional Fees	1,932	-	18,547	-
General and Administrative Expenses	746	2,052	1,258	22,312
TOTAL OPERATING EXPENSES	2,678	2,052	19,805	22,312

LOSS FROM OPERATIONS	(2,678)	(2,052)	(19,805)	(22,312)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,678)	$(2,052)	$(19,805)	$(22,312)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,870,600	3,870,600	3,870,600	3,641,876

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount
Nine Months Ended September 30, 2020

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	870,600	871	20,854	-	21,725

Net loss for the nine months ended September 30, 2020	-	-	-	(22,312)	(22,312)
Balance at September 30, 2020	3,870,600	$3,871	$20,854	$(35,719)	$(10,994)

Three Months Ended September 30, 2020

Balance at June 30, 2020	3,870,600	$3,871	$20,854	$(33,667)	$(8,942)
Net loss for the three months ended September 30, 2020	-	-	-	(2,052)	(2,052)
Balance at September 30, 2020	3,870,600	$3,871	$20,854	$(35,719)	$(10,994)

Nine Months Ended September 30, 2021

Balance at December 31, 2020	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)
Net loss for the nine months ended September 30, 2021	-	-	-	(19,805)	(19,805)
Balance at September 30, 2021	3,870,600	$3,871	$20,854	$(57,164)	$(32,439)

Three Months Ended September 30, 2021

Balance at June 30, 2021	3,870,600	$3,871	$20,854	$(54,486)	$(29,761)
Net loss for the three months ended September 30, 2021	-	-	-	(2,678)	(2,678)
Balance at September 30, 2021	3,870,600	$3,871	$20,854	$(57,164)	$(32,439)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
OPERATING ACTIVITIES
Net Loss	$(19,805)	$(22,312)
Adjustments to reconcile Net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(4,553)	3,463
Net cash used in Operating Activities	(24,358)	(18,849)

FINANCING ACTIVITIES
Advances from sole officer and director	23,335	-
Sales of common stock at $0.025 per share	-	21,725
Net cash provided by Financing Activities	23,335	21,725

Net cash increase for period	(1,023)	2,876
Cash at beginning of period	1,432	70
Cash at end of period	$409	$2,946

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the Nine months ended September 30, 2021

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

The Company's address is 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had cash of $409 and negative working capital of ($32,439). For the nine months ended September 30, 2021, the Company had no revenues and a net loss of $19,805. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the Nine months ended September 30, 2021

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

Charmt, Inc.

Notes to the Financial Statements

For the Nine months ended September 30, 2021

(Unaudited)

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 - Capital Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On August 2, 2018, the Company issued 3,000,000 shares of common stock to Gediminas Knyzelis (sole officer and director of the Company) at $0.001 per share for $3,000. The payment for the shares, which was due within 180 days upon the execution of the respective agreement, was collected on January 15, 2019.

From February 6, 2020 to September 30, 2021, the Company sold a total of 870,600 shares of its common stock in its public offering to 29 investors at a price of $0.025 per share for proceeds of $21,725.

There were 3,870,600 shares of common stock issued and outstanding as of September 30, 2021.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to June 30, 2019 and was renewed for an additional term of 2 years. The monthly cost per the agreement was 55 EUR (excluding VAT), or approximately $68 per the exchange rate as of December 31, 2020. The agreement was terminated on December 31, 2020. For the nine months ended September 30, 2020, the Company incurred expenses of $682 under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the nine months ended September 30, 2021 and September, 30, 2020 as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Expected income tax (benefit) at 21% statutory rate	$(4,159)	$(4,686)
Increase in valuation allowance	4,159	4,686
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the Nine months ended September 30, 2021

(Unaudited)

At September 30, 2021, the Company has a net operating loss carryforward of $57,164. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,004 attributable to the future utilization of the $57,164 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at
September 30, 2021.

At September 30, 2021 and December 31, 2020 deferred tax assets consist of:

	September 30, 2021	December 31, 2020
Net operating loss carryforward	$12,004	$7,846
Less valuation allowance	(12,004)	(7,846)
Net deferred tax assets	$-	$-

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

As of September 30, 2021, the voice-changing application has not been developed yet.

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

Properties

The Company’s rented headquarters are at 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the nine months ended September 30, 2021. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of September 30, 2021, we have not generated any revenue. Since our incorporation, we have had total expenses of $57,164. Our monthly expenses are approximately $1,020/month and mostly consist of professional fees and office rent. We raised capital of $24,725 as consideration for 3,000,000 shares issued and outstanding to our President and 870,600 shares issued and outstanding to our shareholders. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2021.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director (Chief Executive Officer and Chief Financial Officer)