Form 10-K
period 2021-12-31
Charmt, Inc.
filed 2022-02-11
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Miami, FL 330130

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
None

Securities registered pursuant to Section 12(b) of the A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( )   No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ( )   No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( )   No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated Filer (X)	Emerging growth company (X)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)    No ( )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,870,600 common shares issued and outstanding as of February 10, 2022.

CHARMT, INC.

ANNUAL REPORT ON FORM 10-K

Signatures

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

DESCRIPTION OF BUSINESS

Charmt intends to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. The Company also plans to maintain a portfolio of its products and track the user download statistics. Charmt intends to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company plans to distribute the application all over the world using various platforms. The Company was founded in 2018. Currently its mailing address is 66 West Flagler Street, Suite 900 #3040, Miami, FL 33130.

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

Within the global app economy, Charmt currently expects to participate in the sub-sectors of 1) app store transactions relating to mobile apps and 2) mobile in-app advertising. The market for app store transactions relating to mobile apps is expected to grow from $50 billion to $105 billion as compared to 2016, representing a CAGR of 16%. At the same time, the mobile in-app advertising market is expected to nearly triple in size from $72 billion in 2018 to $201 billion, representing a CAGR of 23%.

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

As of December 31, 2021, the voice-changing application has not been developed yet. The management of the Company considers using blockchain technology for developing the intended product due to its growing popularity with messaging applications. It provides encrypted P2P-connection(‘peer-to-peer’) which enables exceptional level of security without any access to users’ personal data by any third-parties. Apart from blockchain technologies, we also consider using crypto-collectibles or regular types of cryptocurrency in order to allow people to make in-app purchases. Our intended in-app purchases are planned to consist of various options for changing the sound of user’s voices.

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

As of December 31, 2021, no shares of our common stock have traded.

Number of Holders

As of December 31, 2021, the 3,870,600 issued and outstanding shares of common stock were held by 35 shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2021.

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

Results of Operations for the years ended December 31, 2021 and 2020

Revenue and cost of revenue

The Company did not have any revenues or costs of revenue for the years ended December 31, 2021 and 2020.

Operating expenses

Total operating expenses for the years ended December 31, 2021 and 2020 were $31,619 and $23,952, respectively. The operating expenses for the year ended December 31, 2021 included $8,750 in audit fees; $456 in bank charges; $325 in legal fees; $650 in business licenses and permits; $21,022 in transfer agent and EDGAR agent fees. The operating expenses for the year ended December 31, 2020 included $8,750 in audit fees; $735 in bank charges; $2,339 in legal fees; $650 in business licenses and permits; $10,470 in transfer agent and EDGAR agent fees; $997 in rent expense; and $12 in foreign exchange loss.

Net Income/Loss

The net loss for the years ended December 31, 2021 and 2020 was $31,619 and $23,952, respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2021, the Company had cash of $1,075. At December 31, 2020, the Company had cash of $1,432.

For the year ended December 31, 2021, the Company used $36,519 of cash in operating activities.

For the year ended December 31, 2021, the Company generated $36,162 of cash in financing activities.

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

CHARMT INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Charmt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Charmt, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Charmt, Inc. as of December 31, 2021 and 2020 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

February 8, 2022

We have served as the Company’s auditor since 2019.

Charmt, Inc.

Balance Sheets

As of December 31, 2021 and 2020

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current Assets
Cash	$1,075	$1,432
Total Current Assets	1,075	1,432
TOTAL ASSETS	$1,075	$1,432

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$100	$5,000
Advances payable to sole officer and director (non-interest bearing and due on demand)	45,228	9,066
Total Current Liabilities	45,328	14,066
Total Liabilities	45,328	14,066
Stockholders` Equity
Common stock, $0.001 par value,75,000,000 shares authorized; 3,870,600 and 3,870,600 shares issued and outstanding as of December 30, 2021 and December 31, 2020 respectively	3,871	3,871
Additional paid in capital	20,854	20,854
Accumulated deficit	(68,978)	(37,359)
Total Stockholders` Equity	(44,253)	(12,634)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$1,075	$1,432

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Operations for the years ended December 31, 2021 and December 31, 2020

	Year Ended December 31, 2021	Year Ended December 31, 2020
REVENUES	$-	$-
OPERATING EXPENSES
Professional Fees	30,097	21,559
General and Administrative Expenses	1,522	2,393
TOTAL OPERATING EXPENSES	31,619	23,952

LOSS FROM OPERATIONS	(31,619)	(23,952)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(31,619)	$(23,952)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,870,600	3,699,995

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and December 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount

Balance at December 31, 2019	3,000,000	$3,000	$-	$(13,407)	$(10,407)
Sales of common stock at $0.025 per share	870,600	871	20,854	-	21,725

Net loss	-	-	-	(23,952)	(23,952)
Balance at December 31, 2020	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)

Net loss	-	-	-	(31,619)	(31,619)
Balance at December 31, 2021	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020

	Year ended December 31, 2021	Year ended December 31, 2020
OPERATING ACTIVITIES
Net Loss	$(31,619)	$(23,952)
Adjustments to reconcile Net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Service deposit	-	126
Accounts payable	(4,900)	3,463
Net cash used in Operating Activities	(36,519)	(20,363)

FINANCING ACTIVITIES
Advances from sole officer and director	36,162	-
Sales of common stock at $0.025 per share	-	21,725
Net cash provided by Financing Activities	36,162	21,725

Net cash increase for period	(357)	1,362
Cash at beginning of period	1,432	70
Cash at end of period	$1,075	$1,432

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2021 and December 31, 2020

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

The Company's address is 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had cash of $1,075 and negative working capital of ($44,253). For the year ended December 31, 2021, the Company had no revenues and a net loss of $31,619. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2021 and December 31, 2020

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

Reclassifications

Certain year 2020 expenses have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2021 and December 31, 2020

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

There were 3,870,600 shares of common stock issued and outstanding as of December 31, 2021.

Note 5 - Commitments and Contingencies

Service Agreement

On June 27, 2018, Gediminas Knyzelis executed a Virtual Office Service Agreement on behalf of the Company for address and telephone service in Estonia. The agreement had an original term of one year from July 1, 2018 to June 30, 2019 and was renewed for an additional term of 2 years. The monthly cost per the agreement was 55 EUR (excluding VAT), or approximately $68 per the exchange rate as of December 31, 2020. The agreement was terminated on December 31, 2020. For year ended December 31, 2020, the Company incurred expenses of $682 under this service agreement.

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the year ended December 31, 2021 and December 31 2020 as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected income tax (benefit) at 21% statutory rate	$(6,640)	$(5,030)
Increase in valuation allowance	6,640	5,030
Provision for income taxes	$-	$-

At December 31, 2021, the Company has a net operating loss carryforward of $68,978. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $14,485 attributable to the future utilization of the $68,978 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2021.

Charmt, Inc.

Notes to the Financial Statements

For the years ended December 31, 2021 and December 31, 2020

At December 31, 2021 and December 31, 2020, deferred tax assets consist of:

	December 31 2021	December 31, 2020
Net operating loss carryforward	$14,485	$7,846
Less valuation allowance	(14,485)	(7,846)
Net deferred tax assets	$-	$-

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

The following table sets forth information regarding our directors and the members of our board of directors.

Name	Age	Position with the Company
Gediminas Knyzelis	37	President, Director, Secretary, Treasurer

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2021 and 2020:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2021 and 2020	0	0	0
President, Treasurer, Secretary and Director

Our sole director Mr. Knyzelis has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2021 and 2020:

Name and principal position	Year	Salary ($)	Bonus ($)	Total ($)
Gediminas Knyzelis	December 31, 2021 and 2020	0	0	0
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

Item 13. Certain Relationships and Related Transactions

A total of 3,000,000 shares of common stock were issued to our sole director on August 2, 2018, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in our public offering, which were immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C, during the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$8,750	$8,750
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$8,750	$8,750

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2022.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director