Form 10-Q
period 2022-03-31
Charmt, Inc.
filed 2022-05-03
CIK 1765048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,870,600 common shares issued and outstanding as of May 2, 2022.

CHARMT, INC.

QUARTERLY REPORT ON FORM 10-Q

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

Charmt, Inc.

Balance Sheets

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$304	$1,075
Total Current Assets	304	1,075

Intangible Assets
Software (net of accumulated amortization of $157 at March 31, 2022)	21,843	-
Total Intangible Assets	21,843	-
TOTAL ASSETS	$22,147	$1,075

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
Current Liabilities
Accounts Payable	$5,000	$100
Advances payable to sole officer and director (non-interest bearing and due on demand)	69,028	45,228
Total Current Liabilities	74,028	45,328
Total Liabilities	74,028	45,328
Stockholders` Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 and 3,870,600 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	3,871	3,871
Additional paid in capital	20,854	20,854
Accumulated deficit	(76,606)	(68,978)
Total Stockholders` Equity	(51,881)	(44,253)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY	$22,147	$1,075

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUES	$-	$-
OPERATING EXPENSES
Professional Fees	5,325	5,325
Amortization of software asset	157	-
General and Administrative Expenses	2,146	227
TOTAL OPERATING EXPENSES	7,628	5,552

LOSS FROM OPERATIONS	(7,628)	(5,552)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,628)	$(5,552)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,870,600	3,870,600

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity
	Shares	Amount
Three Months Ended March 31, 2021
Balance at December 31, 2020	3,870,60	$3,871	$20,854	$(37,359)	(12,634)
Net loss for the three months ended March 31, 2021	-	-	-	(5,552)	(5,552)
Balance at March 31, 2021	3,870,600	$3,871	$20,854	$(42,911)	$(18,186)

Three Months Ended March 31, 2022

Balance at December 31, 2021	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)
Net loss for the three months ended March 31, 2021	-	-	-	(7,628)	(7,628)
Balance at March 31, 2022	3,870,600	$3,871	$20,854	$(76,606)	$(51,881)

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
OPERATING ACTIVITIES
Net Loss	$(7,628)	$(5,552)
Adjustments to reconcile Net loss to net cash used in operating activities:
Amortization of software asset	157	-
Changes in operating assets and liabilities:
Accounts payable	4,900	-
Net cash used in Operating Activities	(2,571)	(5,552)

FINANCING ACTIVITIES
Advances from sole officer and director	1,800	10,300
Net cash provided by Financing Activities	1,800	10,300

Net cash increase for period	(771)	4,748
Cash at beginning of period	1,075	1,432
Cash at end of period	$304	$6,180

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments For:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Software acquired using funds transferred from sole officer and director (and credited to advances payable to sole officer and director) to vendor of software	$22,000	$-

See accompanying notes, which are an integral part of these financial statements

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2022

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

The Company's address is 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had cash of $304 and negative working capital of $73,724. For the three months ended March 31, 2022, the Company had no revenues and a net loss of $7,628. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Software

On March 17, 2022 the Company acquired certain quality assurance software and related intellectual property rights for $22,000 cash (which was paid for by the Company's sole officer and director). The cost of the software is being amortized using the straight line method over the estimated 5 years economic life of the software.

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2022

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

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2022

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

There were 3,870,600 shares of common stock issued and outstanding as of March 31, 2022.

Note 5 - Commitments and Contingencies

Compensation Agreement

To date, the Company has not entered into any compensation agreements with Gediminas Knyzelis or others.

Note 6 - Income Taxes

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the United States federal income tax rate of 21% to pretax income (loss) for the three months ended March 31, 2022 and March 31, 2021 as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Expected income tax (benefit) at 21% statutory rate	$(1,602)	$(1,165)
Increase in valuation allowance	1, 602	1,165
Provision for income taxes	$-	$-

Charmt, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2022

(Unaudited)

At March 31, 2022, the Company has a net operating loss carryforward of $76,606. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $16,087 attributable to the future utilization of the $76,606 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2022.

At March 31, 2022 and December 31, 2021 deferred tax assets consist of:

	March 31, 2022	December 31, 2021
Net operating loss carryforward	$16,087	$14,485
Less valuation allowance	(16,087)	(14,485)
Net deferred tax assets	$-	$-

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

As of March 31, 2022, the voice-changing application has not been developed yet.

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

Properties

The Company’s rented headquarters are at 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview provides a discussion of our operating results and some of the trends that affect our business.  We believe that an understanding of these trends is important to understand our financial results for the three months ended March 31, 2022. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report, including our audited financial statements and accompanying notes.

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

Current Financial Condition

As of March 31, 2022, we have not generated any revenue. Since our incorporation, we have had total expenses of $76,606. Our monthly expenses are approximately $1,020/month and mostly consist of professional fees and office rent. We raised capital of $24,725 as consideration for 3,000,000 shares issued and outstanding to our President and 870,600 shares issued and outstanding to our other shareholders.

Our sources of funds have been loans from our President, Secretary, Treasurer and Director, Mr. Gediminas Knyzelis, and sales of our common stock to Mr. Knyzelis and investors of our public offering.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2022.

Charmt, Inc.

By: /s/ Gediminas Knyzelis
Gediminas Knyzelis, President, Secretary,
Treasurer, Director