Form 10-Q
period 2022-06-30
Charmt, Inc.
filed 2022-08-12
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229830

 CHARMT, INC.

(Exact name of registrant issuer as specified in its charter)

NV	7370	32-0575017
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

66 West Flagler Street, Suite 900 - #3040, Miami, FL , 33130

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Tel: +1251-2629446

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CHMT	OTC Markets

Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated Filer	( )	Accelerated Filer	( )
Non-accelerated Filer	(X)	Smaller reporting company	(X)	Emerging growth company	(X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes (X)     No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at August 12, 2022
Common Stock, $.0001 par value	3,870,600

ITEM 4	MINE SAFETY DISCLOSURES	3
ITEM 5	OTHER INFORMATION	3
ITEM 6	EXHIBITS	3
	SIGNATURES	4

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

CHARMT, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

	June 30, 2022 (Unaudited)		December 31, 2021 (Audited)
ASSETS	$		$
CURRENT ASSETS
Cash		1,012		1,075
TOTAL CURRENT ASSETS		1,012		1,075

TOTAL ASSETS		$1,012		$1,075

LIABILITIES AND STOCKHOLDERS’ EQUITY	$		$
CURRENT LIABILITIES
Accounts payable and accrued liabilities		1,281		100
Amount due to fomer sole officer and director (non-interest bearing and due on demand)		-		45,228
TOTAL CURRENT LIABILITIES		1,281		45,328

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively		3,871		3,871
Additional paid-in capital		76,161		20,854
Accumulated deficit		(80,301)		(68,978)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(269)		(44,253)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,012		$1,075

See accompanying notes to the unaudited condensed consolidated financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	2,531	11,290	9,954	16,615
Amortization of software asset	1,100	-	1,257	-
Other general and administrative expenses	64	285	112	512
TOTAL OPERATING EXPENSES	3,695	11,575	11,323	17,127

OPERATING LOSS	(3,695)	(11,575)	(11,323)	(17,127)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(3,695)	(11,575)	(11,323)	(17,127)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(3,695)	$(11,575)	$(11,323)	$(17,127)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$71,105	$(11,575)	$-	$(17,127)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	3,870,600	3,870,600	3,870,600	3,870,600

See accompanying notes to the unaudited condensed consolidated financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
For the three and six months ended June 30, 2022
Balance as of December 31, 2021 (Audited)	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)
Net loss	-	-	-	(7,628)	(7,628)
Balance as of March 31, 2022 (Unaudited)	3,870,600	$3,871	$20,854	$(76,606)	$(51,881)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	76,050	-	76,050
Assignment of software acquired March 17, 2022 to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	(20,743)	-	(20,743)
Net loss	-	-	-	(3,695)	(3,695)
Balance as of June 30, 2022 (Unaudited)	3,870,600	$3,871	$76,161	$(80,301)	$(269)
For the three and six months ended June 30, 2021
Balance as of December 31, 2020 (Audited)	3,870,600	$3,871	$20,854	$(37,359)	$(12,634)
Net loss	-	-	-	(5,552)	(5,552)
Balance as of March 31, 2021 (Unaudited)	3,870,600	$3,871	$20,854	$(42,911)	$(18,186)
Net loss	-	-	-	(11,575)	(11,575)
Balance as of June 30, 2021 (Unaudited)	3,870,600	$3,871	$20,854	$(54,486)	$(29,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,323)	$(17,127)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	1,257	-
Changes in operating assets and liabilities:		-
Accounts payable and accrued liabilities	1,181	5,000
Net cash used in operating activities	(8,885)	(22,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from former sole officer and director	8,822	21,200
Net cash used in financing activities	8,822	21,200

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(63)	(927)
Cash and cash equivalents, beginning of period	1,075	1,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,012	$505

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$22,000	$-
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	$76,050	$-
Software assigned to former sole officer and director in connection with June 27, 2022 change in control transaction	$21,743	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Charmt, Inc. (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. It was being designed to provide a chance to alter the speaker’s voice while talking with other people and full functionality of similar messaging apps. The Company intended to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. Charmt, Inc. intended to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company planned to distribute the application all over the world using various platforms.

On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding at June 27, 2022) to ZHOU XUAN. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and ZHOU XUAN consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waived the $76,050 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

As a result of the ownership and management change described above, the Company ceased its former business plans and is now searching for business opportunities to acquire.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had cash of $1,012 and negative working capital of $269. For the six months ended June 30, 2022, the Company had no revenues and generated a net loss of $11,323. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

Software

On March 17, 2022 the Company acquired certain quality assurance software and related intellectual property rights for $22,000 cash (which was paid for by the Company's sole officer and director). To June 27, 2022, the cost of the software was amortized using the straight-line method over the estimated 5 years economic life of the software. On June 27, 2022, the Company assigned the software to Gediminas Knyzelis as part of the change in control transaction.

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”))

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

NOTE 4 - STOCKHOLDERS’ EQUITY

On June 27, 2022, as a result of a private transactions, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Charmt, Inc., a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to ZHOU XUAN (the “Purchaser”). As a result, the Purchaser became a holder of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

There were 3,870,600 shares of common stock issued and outstanding as of June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

BUSINESS OVERVIEW

To June 27, 2022, the Company was developing a new kind of messenger. Charmt’s app was intended to be a unique product with high production value and high revenue potential. It was going to be developed and published on both original and licensed IP. As the result of the change in control transaction on June 27, 2022, the Company assigned the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis, the former sole officer and director. As a result of the ownership and management change described above, the Company ceased its former business plans and is now searching for business opportunities to acquire.

As the issuance date of this filing, no new business acquisition has not been occurred.

Results of Operations

For the three months ended June 30, 2022

During the three months ended June 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $3,695 and $11,575, respectively, resulting in net loss of $3,695 for the three months ended June 30, 2022 compared to a net loss of $11,575 for the three months ended June 30, 2021. Our operating expenses consisted of mainly professional fees for the three months ended June 30, 2022 and 2021, respectively. The decrease of operating expenses was mainly due to the lesser professional fees.

For the six months ended June 30, 2022

During the six months ended June 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $11,323 and $17,127, respectively, resulting in net loss of $11,323 for the six months ended June 30, 2022 compared to a net loss of $$17,127 for the six months ended June 30, 2021. Our operating expenses consisted of mainly professional fees for the six months ended June 30, 2022 and 2021, respectively. The decrease of operating expenses was mainly due to the lesser professional fees.

Our total assets as of June 30, 2022 were $1,012.

As of June 30, 2022, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $1,012. The Company expects to obtained financing to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months period ended June 30, 2022, net cash used in operating activities was $8,885, compared to net cash used in operating activities of $22,127 for the six months period ended June 30, 2021. Such decrease was primarily due to lesser professional fees.

Investing Activities

For the six months period ended June 30, 2022 and 2021, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the six months period ended June 30, 2022 net cash provided by financing activities was $8,822, compared to the net cash provided by financing activities of $21,200 for the six months period ended June 30, 2021. Such decrease was due to a loan amount of advances from our former sole officer and director, Gediminas Knyzelis.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

1

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2022 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures in connection with identifying an operating business to acquire and when funds are available to us:

1.	We plan to appoint one or more outside directors to our board of directors who would be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures.

2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

3.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that we will, at least partially, begin to implement these initiatives in the current fiscal year.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting and none is required.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there were no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMT, INC.
(Name of Registrant)

Date: August 12, 2022	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4