Form 10-Q
period 2022-09-30
Charmt, Inc.
filed 2022-11-14
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229830

CHARMT, INC.

(Exact name of registrant issuer as specified in its charter)

Nevada	7370	32-0575017
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

66 West Flagler Street, Suite 900 #3040, Miami, Florida, 33130

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

Yes (X)     No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $.0001 par value	3,870,600

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

CHARMT, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

	September 30, 2022 (Unaudited)		December 31, 2021 (Audited)
ASSETS	$		$
CURRENT ASSETS
Cash		-		1,075
TOTAL CURRENT ASSETS		-		1,075

TOTAL ASSETS		$-		$1,075

LIABILITIES AND STOCKHOLDERS’ EQUITY	$		$
CURRENT LIABILITIES
Accounts payable and accrued liabilities		297		100
Amount due to the current and former sole officer and director (non-interest bearing and due on demand), respectively		1,650		45,228
TOTAL CURRENT LIABILITIES		1,947		45,328

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively		3,871		3,871
Additional paid-in capital		76,646		20,854
Accumulated deficit		(82,464)		(68,978)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(1,947)		(44,253)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$-		$1,075

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended September 30,2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	2,097	1,932	12,051	18,547
Amortization of software asset	-	-	1,257	-
Other general and administrative expenses	66	746	178	1,258
TOTAL OPERATING EXPENSES	2,163	2,678	13,486	19,805

OPERATING LOSS	(2,163)	(2,678)	(13,486)	(19,805)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(2,163)	(2,678)	(13,486)	(19,805)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(2,163)	$(2,678)	$(13,486)	$(19,805)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$(2,163)	$(2,678)	$(13,486)	$(19,805)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	3,870,600	3,870,600	3,870,600	3,870,600

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
For the three and nine months ended September 30, 2022
Balance, December 31, 2021 (Audited)	3,870,600	$ 3,871	$ 20,854	$ (68,978)	$ (44,253)
Net loss	-	-	-	$ (7,628)	$ (7,628)
Balance, March 31, 2022 (Unaudited)	3,870,600	$ 3,871	$ 20,854	$ (76,606)	$ (51,881)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	76,050	-	76,050
Assignment of software acquired March 17, 2022 to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	(20,743)	-	(20,743)
Net loss	-	-	-	$ (3,695)	$ (3,695)
Balance, June 30, 2022 (Unaudited)	3,870,600	$ 3,871	$ 76,161	$ (80,301)	$ (269)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	485	-	485
Net loss	-	-	-	$ (2,163)	$ (2,163)
Balance, September 30, 2022 (Unaudited)	3,870,600	$ 3,871	$ 76,646	$ (82,646)	$ (1,947)

For the nine months ended September 30, 2021
Balance, December 31, 2020 (Audited)	3,870,600	$ 3,871	$ 20,854	$ (37,359)	$ (12,634)
Net loss	-	-	-	$ (5,552)	$ (5,552)
Balance, March 31, 2021 (Unaudited)	3,870,600	$ 3,871	$ 20,854	$ (42,911)	$ (18,186)
Net loss	-	-	-	$ (11,575)	$ (11,575)
Balance, June 30, 2012 (Unaudited)	3,870,600	$ 3,871	$ 20,854	$ (54,486)	$ (29,761)
Net loss	-	-	-	$ (2,678)	$ (2,678)
Balance, September 30, 2021 (Unaudited)	3,870,600	$ 3,871	$ 20,854	$ (57,164)	$ (32,439)

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,486)	$(19,805)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	1,257	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	197	(4,553)
Net cash used in operating activities	(12,032)	(24,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current sole officer and director	1,650	-
Advances from the former sole officer and director	9,307	23,335
Net cash provided by financing activities	10,957	23,335

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(1,075)	(1,023)
Cash and cash equivalents, beginning of period	1,075	1,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$409

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$22,000	$-
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	$76,535	$-
Software assigned to former sole officer and director in connection with June 27, 2022 change in control transaction	$21,743	$-

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding at June 27, 2022) to ZHOU XUAN. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and ZHOU XUAN consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

As a result of the ownership and management change described above, the Company ceased its former business plans and is now searching for business opportunities to acquire.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had cash of $0 and negative working capital of $1,947. For the nine months ended September 30, 2022, the Company had no revenues and generated a net loss of $13,486. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

NOTE 4 - STOCKHOLDERS’ EQUITY

On June 27, 2022, as a result of a private transaction, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Charmt, Inc., a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to ZHOU XUAN (the “Purchaser”). As a result, the Purchaser became a holder of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

There were 3,870,600 shares of common stock issued and outstanding as of September 30, 2022.

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

As of the issuance date of this filing, no new business acquisition has occurred.

Results of Operations

For the three months ended September 30, 2022

During the three months ended September 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $2,163 and $2,678, respectively, resulting in net loss of $2,163 for the three months ended September 30, 2022 compared to a net loss of $2,678 for the three months ended September 30, 2021. Our operating expenses consisted of mainly professional fees for the three months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses was mainly due to lesser bank charges.

For the nine months ended September 30, 2022

During the nine months ended September 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $13,486 and $19,805, respectively, resulting in net loss of $13,486 for the nine months ended September 30, 2022 compared to a net loss of $19,805 for the nine months ended September 30, 2021. Our operating expenses consisted of mainly professional fees for the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses was mainly due to lesser professional fees.

Our total assets as of September 30, 2022 were $0.

As of September 30, 2022, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the nine months period ended September 30, 2022, net cash used in operating activities was $12,032, compared to net cash used in operating activities of $24,358 for the nine months period ended September 30, 2021. Such decrease was primarily due to lesser professional fees.

Investing Activities

For the nine months period ended September 30, 2022 and 2021, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the nine months period ended September 30, 2022 net cash provided by financing activities was $10,957, compared to the net cash provided by financing activities of $23,335 for the nine months period ended September 30, 2021. Such decrease was due to a lower number of advances from our former sole officer and director, Gediminas Knyzelis.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2022 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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

CHARMT, INC.
(Name of Registrant)

Date: November 14, 2022	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4