Form 10-Q
period 2023-03-31
Charmt, Inc.
filed 2023-05-10
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)     No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at May 10, 2023
Common Stock, $.0001 par value	3,870,600

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

CHARMT, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY	$	$
CURRENT LIABILITIES
Accounts payable and accrued liabilities	3,087	1,722
Amount due to the sole officer and director (non-interest bearing and due on demand)	9,358	3,358
TOTAL CURRENT LIABILITIES	12,445	5,080

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(92,962)	(85,597)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,445)	(5,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees	6,000	5,325
Amortization of software asset	-	157
Other general and administrative expenses	1,365	2,146
TOTAL OPERATING EXPENSES	7,365	7,628

OPERATING LOSS	(7,365)	(7,628)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(7,365)	(7,628)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(7,365)	$(7,628)

Other comprehensive income
Foreign currency translation adjustment	-	-
COMPREHENSIVE INCOME (LOSS)	$(7,365)	$(7,628)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	3,870,600	3,870,600

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

For the three months ended March 31, 2023

	COMMON STOCK		ADDITIONAL PAID-INCAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2022 (Audited)	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(7,365)	(7,365)
Balance as of March 31, 2023 Unaudited)	3,870,600	$3,871	$76,646	$(92,962)	$(12,445)

For the three months ended March 31, 2022

	COMMON STOCK		ADDITIONAL PAID-IN-CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2021 (Audited)	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)
Net loss	-	-	-	(7,628)	(7,628)
Balance as of March 31, 2022 Unaudited)	3,870,600	$3,871	$20,854	$(76,606)	$(51,881)

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,365)	$(7,628)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	-	157
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,365	4,900
Net cash used in operating activities	(6,000)	(2,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current sole officer and director	6,000	-
Advances from the former sole officer and director	-	1,800
Net cash provided by financing activities	6,000	1,800

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	(771)
Cash and cash equivalents, beginning of period	-	1,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$304

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$-	$22,000

See accompanying notes to the unaudited condensed financial statements.

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had cash of $0 and negative working capital of $12,445. For the three months ended March 31, 2023, the Company had no revenues and generated a net loss of $7,365. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued liabilities, and amount due to the sole officer and director. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

Software

On March 17, 2022 the Company acquired certain quality assurance software and related intellectual property rights for $22,000 cash (which was paid for by the Company's former sole officer and director). To June 27, 2022, the cost of the software was amortized using the straight-line method over the estimated 5 years economic life of the software. On June 27, 2022, the Company assigned the software to Gediminas Knyzelis as part of the change in control transaction.

CHARMT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

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

BUSINESS OVERVIEW

To June 27, 2022, the Company was developing a new kind of messenger. Charmt’s app was intended to be a unique product with high production value and high revenue potential. It was going to be developed and published on both original and licensed IP. As the result of the change in control transaction on June 27, 2022, the Company assigned the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis, the former sole officer and director. As a result of the ownership and management change described above, the Company ceased its former business plans on June 27, 2022, and is searching for business opportunities to acquire since then.

As of the issuance date of this filing, no new business acquisition has occurred.

Results of Operations

For the three months ended March 31, 2023 and 2022, respectively

During the three months ended March 31, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $7,365 and $7,628, respectively, resulting in net losses of $7,365 and $7,628 for the three months ended March 31, 2023 and 2022. Our operating expenses consisted of mainly professional fees for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating expenses was mainly due to lower other general and administrative expenses and the absence of amortization of software that was assigned to former sole officer and director in connection with the June 27, 2022 change in control transaction.

Our total assets as of March 31, 2023 were $0.

As of March 31, 2023, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the three months periods ended March 31, 2023, net cash used in operating activities was $6,000, compared to net cash used in operating activities of $2,571 for the three months period ended March 31, 2022. Such increase was primarily due to the lower increase in accounts payable and accrued liabilities.

Investing Activities

For the three months periods ended March 31, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the three months periods ended March 31, 2023, net cash provided by financing activities was $6,000, compared to the net cash provided by financing activities of $1,800 for the three months period ended March 31, 2022. Such increase was due to higher funds advanced from our current sole officer and director, Mr. Zhou.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2023 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

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

2

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

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

CHARMT, INC.
(Name of Registrant)

Date: May 10, 2023	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4