Form 10-Q
period 2023-06-30
GUOCHUN INTERNATIONAL INC.
filed 2023-08-10
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229830

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

(Exact name of registrant issuer as specified in its charter)

Nevada	7370	32-0575017
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Tel: +1251-2629446

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	GCGJ	OTC Markets

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at August 10, 2023
Common Stock, $.0001 par value	3,870,600

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$298	$1,722
Amount due to the sole officer and director (non-interest bearing and due on demand)	16,141	3,358
TOTAL CURRENT LIABILITIES	16,439	5,080

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(96,956)	(85,597)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,439)	(5,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	1,500	1,250	7,500	6,575
Amortization of software asset	-	1,100	-	1,257
Other general and administrative expenses	2,494	1,345	3,859	3,491
TOTAL OPERATING EXPENSES	3,994	3,695	11,359	11,323

OPERATING LOSS	(3,994)	(3,695)	(11,359)	(11,323)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(3,994)	(3,695)	(11,359)	(11,323)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(3,994)	$(3,695)	$(11,359)	(11,323)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$(3,994)	$(3,695)	$(11,359)	(11,323)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

For the three and six months ended June 30, 2023

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022 (Audited)	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(7,365)	(7,365)
Balance as of March 31, 2023 Unaudited)	3,870,600	$3,871	$76,646	$(92,962)	$(12,445)
Net loss	-	-	-	(3,994)	(3,994)
Balance as of June 30, 2023 Unaudited)	3,870,600	$3,871	$76,646	$(96,956)	$(16,439)

For the three and six months ended June 30, 2022

	COMMON STOCK
	Number of shares		Amount		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT		TOTAL EQUITY
Balance as of December 31, 2021 (Audited)		3,870,600		$3,871	$20,854		$(68,978)	$(44,253)
Net loss		-		-	-		(7,628)	(7,628)
Balance as of March 31, 2022 (Unaudited)		3,870,600		$3,871	$20,854		$(76,606)	$(51,881)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction		-		-	76,050		-	76,050
Assignment of software acquired March 17, 2022 to former sole officer and director in connection with June 27, 2022 change in control transaction	-		-		(20,743)	-		(20,743)
Net loss		-		-	-		(3,695)	(3,695)
Balance as of June 30, 2022 (Unaudited)		3,870,600		$3,871	$76,161		$(80,301)	$(269)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,359)	$(11,323)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	-	1,257
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,424)	1,181
Net cash used in operating activities	(12,783)	(8,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current and former sole officer and director	12,783	8,822
Net cash provided by financing activities	12,783	8,822

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	(63)
Cash and cash equivalents, beginning of period	-	1,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,012

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$-	$22,000
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$22,000
Software assigned to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$21,743

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Guochun International Inc. (former name: Charmt, Inc.) (the “Company” or “Guochun”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. It was being designed to provide a chance to alter the speaker’s voice while talking with other people and full functionality of similar messaging apps. The Company intended to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. Guochun International Inc. (former name: Charmt, Inc.) intended to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company planned to distribute the application all over the world using various platforms.

On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding at June 27, 2022) to ZHOU XUAN. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and ZHOU XUAN consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,050 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

As a result of the ownership and management change described above, the Company ceased its former business plans and is now searching for business opportunities to acquire.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had cash of $0 and negative working capital of $16,439. For the six months ended June 30, 2023, the Company had no revenues and generated a net loss of $11,359. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022.

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

BUSINESS OVERVIEW

To June 27, 2022, the Company was developing a new kind of messenger. Guochun’s (former named:Charmt’s) app was intended to be a unique product with high production value and high revenue potential. It was going to be developed and published on both original and licensed IP. As the result of the change in control transaction on June 27, 2022, the Company assigned the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis, the former sole officer and director. As a result of the ownership and management change described above, the Company ceased its former business plans on June 27, 2022, and is searching for business opportunities to acquire since then.

As of the issuance date of this filing, no new business acquisition has occurred.

Results of Operations

For the three and six months ended June 30, 2023 and 2022, respectively

During the three months ended June 30, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $3,994 and $3,695, respectively, resulting in net losses of $3,994 and $3,695 for the three months ended June 30, 2023 and 2022. Our operating expenses consisted of mainly professional fees for the three months ended June 30, 2023 and 2022, respectively. The increase in operating expenses was mainly due to the higher other general and administrative expenses.

During the six months ended June 30, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $11,359 and $11,323, respectively, resulting in net losses of $11,359 and $11,323 for the six months ended June 30, 2023 and 2022. Our operating expenses consisted of mainly professional fees for the six months ended June 30, 2023 and 2022, respectively. The increase in operating expenses was mainly due to higher professional fees.

Our total assets as of June 30, 2023 were $0.

As of June 30, 2023, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $12,783, compared to net cash used in operating activities of $8,885 for the six months ended June 30, 2022. Such increase was primarily due to the absence of amortization of software that was assigned to the former sole officer and director in connection with the June 27, 2022 change in control transaction.

Investing Activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $12,783, compared to the net cash provided by financing activities of $8,822 for the six months ended June 30, 2022. Such increase was due to higher funds advanced from our current sole officer and director, Mr. Zhou.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2023 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)
(Name of Registrant)

Date: August 10, 2023	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4