Form 10-Q
period 2023-09-30
GUOCHUN INTERNATIONAL INC.
filed 2023-11-17
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Tel: +125-12629446

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at November 17, 2023
Common Stock, $.0001 par value	3,870,600

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,292	$1,722
Amount due to the sole officer and director (non-interest bearing and due on demand)	21,341	3,358
TOTAL CURRENT LIABILITIES	22,633	5,080

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of September 30, 2023 and 3,870,600 December 31, 2022 respectively	3,871	3,871
Additional paid-in capital	76,646	76.646
Accumulated deficit	(103,150)	(85,597)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,633)	(5,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30,2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	4,800	2,097	12,300	12,051
Amortization of software asset	-	-	-	1,257
Other general and administrative expenses	1,394	66	5,253	178
TOTAL OPERATING EXPENSES	6,194	2,163	17,553	13,486

OPERATING LOSS	(6,194)	(2,163)	(17,553)	(13,486)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(6,194)	(2,163)	(17,553)	(13,486)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(6,194)	$(2,163)	$(17,553)	(13,486)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$(6,194)	$(2,163)	$(17,553)	(13,486)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

For the three and nine months ended September 30, 2023

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022 (Audited)	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(7,365)	(7,365)
Balance as of March 31, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(92,962)	$(12,445)
Net loss	-	-	-	(3,994)	(3,994)
Balance as of June 30, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(96,956)	$(16,439)
Net loss	-	-	-	(6,194)	(6,194)
Balance as of September 30, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(103,150)	$(22,633)

For the three and nine months ended September 30, 2022

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2021 (Audited)	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)
Net loss	-	-	-	(7,628)	(7,628)
Balance as of March 31, 2022 (Unaudited)	3,870,600	$3,871	$20,854	$(76,606)	$(51,881)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	76,050	-	76,050
Assignment of software acquired March 17, 2022 to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	(20,743)	-	(20,743)
Net loss	-	-	-	(3,695)	(3,695)
Balance as of June 30, 2022 (Unaudited)	3,870,600	$3,871	$76,161	$(80,301)	$(269)
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	485	-	485
Net loss	-	-	-	(2,163)	(2,163)
Balance as of September 30, 2022 (Unaudited)	3,870,600	$3,871	$76,646	$(82,464)	$(1,947)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,553)	$(13,486)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	-	1,257
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(430)	197
Net cash used in operating activities	(17,983)	(12,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current and former sole officer and director	17,983	10,957
Net cash provided by financing activities	17,983	10,957

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	(1,075)
Cash and cash equivalents, beginning of period	-	1,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$-	$22,000
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$76,535
Software assigned to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$21,743

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 30, 2023

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had cash of $0 and negative working capital of $22,633. For the nine months ended September 30, 2023, the Company had no revenues and generated a net loss of $17,553. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 30, 2023

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022.

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

Results of Operations

For the three and nine months ended September 30, 2023 and 2022, respectively

During the three months ended September 30, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $6,194 and $2,163, respectively, resulting in net losses of $6,194 and $2,163 for the three months ended September 30, 2023 and 2022. Our operating expenses consisted of mainly professional fees for the three months ended September 30, 2023 and 2022, respectively. The increase in operating expenses was mainly due to the higher professional fees.

During the nine months ended September 30, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $17,553 and $13,486, respectively, resulting in net losses of $17,553 and $13,486 for the nine months ended September 30, 2023 and 2022. Our operating expenses consisted of mainly professional fees for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of September 30, 2023 were $0.

As of September 30, 2023, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $17,983, compared to net cash used in operating activities of $12,032 for the nine months ended September 30, 2022. Such increase was primarily due to the higher professional fees.

Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $17,983, compared to the net cash provided by financing activities of $10,957 for the nine months ended September 30, 2022. Such increase was due to higher funds advanced from our current sole officer and director, Mr. Zhou.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2023 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

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

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)
(Name of Registrant)

Date: November 17, 2023	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4