Form 10-K
period 2023-12-31
GUOCHUN INTERNATIONAL INC.
filed 2024-04-16
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Tel: +125-12629446

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	GCGJ	OTC Markets

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 15, 2024 , was approximately 3,870,600 common shares issued and outstanding.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2024
Common Stock, $.001 par value	3,870,600

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.)

FORM 10-K

For the fiscal year ended December 31, 2023

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “GCGJ” are references to GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC.) a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

Guochun International Inc. (Former name: Charmt, Inc.), a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada in 2018.

Guochun International Inc. (Former name: Charmt, Inc.) (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding at June 27, 2022) to Zhou Xuan. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and Zhou Xuan consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

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

In December 2019, a novel strain of coronavirus was discovered in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China. The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas. As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures. In December 2022, the PRC government ended the implementation of the “zero-COVID” policy and the overall market condition has shown improvement since then. However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

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

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn , as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

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

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities , together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

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

Our current auditor, Kirtane & Pandit LLP, an independent registered public accounting firm that is headquartered in the Pune, India, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Kirtane & Pandit LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Kirtane & Pandit LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

At the present time, we have a relatively small-scale supply chain platform operations based on our market share in our product markets and other factors. We are not an operator with a dominant market position, and our operating activity cannot constitute an anti-monopoly behavior that abuses our dominant market position. We have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the prospectus, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

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

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the final version of the Revised Measures for Cybersecurity Review , or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) our online platform business just start up, we possess personal information of a very small number of users (less than 100 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures.

However, there remains uncertainty as to how the Revised Measures for Cybersecurity Review, may be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new rules and regulations related to the Revised Cybersecurity Measures. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process. If any new laws, regulations, implementation measures or interpretation are adopted, we may need to take further actions and invest resources to comply with such new rules and to minimize any potential negative effects on us. In addition, if the number of our online platform users increases to a level close to one million, we would expect to prepare for the required cybersecurity review procedure and approval from the PRC government.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We shall receive substantially all of our revenues in RMB after we have successfully merge and/or acquire a potential business. Under that corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of a potential PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the, Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. The law provides for privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

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

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019, 2.3% in 2020, 8.45% in 2021, 3% in 2022 and 5.2% in 2023. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless a slow economic growth could adversely affect many of our customers and partners, which in turn may materially adversely affect our financial condition and results of operations.

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

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises , or SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will implement the relevant rules in practice.

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

As a holding company, we may rely on dividends and other distributions from our potential PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. In order for us to pay dividends or other distributions to our shareholders, including investors in this offering, we will rely on payments from our subsidiaries. Cash or other assets may be transferred to us from our subsidiaries in the following manner: (i) funds from our operating subsidiaries to WFOEs may be remitted as services fees, dividends or other distributions; and (ii) WFOEs may make dividends or other distributions to us through our Hong Kong subsidiaries.

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

As of December 31, 2023, we do not own any real estate or other properties.

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

As of December 31, 2023, no shares of our common stock have traded.

Holders

As of December 31, 2023, the 3,870,600 issued and outstanding shares of common stock were held by 11 shareholders.

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

Purchase of our Equity Securities by Officers and Directors

On August 2, 2018 , the Company offered and sold 3,000,000 restricted shares of common stock to the former president and director, Gediminas Knyzelis, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as of all material information relating to the Company. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

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

Dividend Policy

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2023.

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

Company Overview

Guochun International Inc. (Former name: Charmt, Inc.) (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding at June 27, 2022) to ZHOU XUAN. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and ZHOU XUAN consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

As a result of the ownership and management change described above, the Company ceased its former business plans and is now searching for business opportunities to acquire.

Results of Operations

For the year ended December 31, 2023 compared with the year ended December 31, 2022

Revenue

The Company generated revenue of $0 for the year ended December 31, 2023 and 2022, respectively. Now the management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

Cost of revenues

Cost of revenues of $0 for the year ended December 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses of $22,947 and $16,619 for the year ended December 31, 2023 and 2022, respectively. There were mainly consist of professional fees such as audit fee, edgar filing fee and stock agency’s maintenance fee. Such increase was mainly derived from professional fees.

Net Loss

The net loss of $22,947 and $16,619 for the year ended December 31, 2023 and 2022, respectively. The increase was mainly derived from the Operating expenses of professional fees.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $23,675 as compared to net cash used in operating activities of $13,740 for the year ended December 31, 2022, reflecting an increase of $9,935. Such increase was primarily due to higher professional fees.

Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 and 2022, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2023 was $23,675 as compared to net cash generated from financing activities of $12,665 for the year ended December 31, 2022, reflecting a increase of $11,010. Such increase was due to a higher number of advances from our sole officer and director, Zhou Xuan.

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

Revenue recognition

The Company will assess and follow the guidance of ASC 606, Revenue from Contracts with Customers, and Revenue will be recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company had generated zero revenue during the year ended December 31, 2023.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2023 and 2022 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our independent accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024. As previously reported, there were no disagreements or any reportable events to disclose.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Zhou Xuan	49	Chief Executive Officer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Zhou Xuan – Chief Executive Officer, Chief Financial Officer, Director

Mr. Zhou Xuan, who is 49 years old, graduated from a secondary school in China in July 1993. He is the president, Chief Executive Officer and chairman of the Board of Directors of the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2023.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2022	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 3,870,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Zhou Xuan (i), (ii), (iii)	3,000,000	77.5%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2023 (3,870,600 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 3,870,600 as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 27, 2022, as a result of a private transactions, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Guochun International Inc. (Former name: Charmt, Inc.), a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to Zhou Xuan (the “Purchaser”). As a result, the Purchaser became holders of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

Due to our sole director mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2023 and 2022, the Company borrowed $27,033 and $3,358, respectively, from our sole director, Zhou Xuan.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31,
	2023	2022

Audit Fees (1)	$10,500	$9,750
Audit-Related Fees(2)	-	-
Tax Fees(3)	1,000	-
All Other Fees(4)	-	-
Total	$11,500	$9,750

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2023 and 2022.

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

Our auditor, Kirtane & Pandit LLP, an independent registered public accounting firm that is headquartered in Pune, India, and Kirtane & Pandit LLP is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Kirtane & Pandit LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Kirtane & Pandit LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

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

GUOCHUN INTERNATIONAL INC. (FORMER NAME: CHARMT, INC)
(Name of Registrant)

Date: April 16, 2024	By:	/s/ Zhou Xuan
Zhou Xuan
	Title:	Chief Executive Officer, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Guochun International Inc. (Former name: Charmt, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guochun International Inc. (Former name: Charmt, Inc.) (the “Company”) as of December 31, 2023 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Guochun International Inc. (Former name: Charmt, Inc.) as of December 31, 2023 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Kirtane & Pandit LLP

Kirtane & Pandit LLP

Chartered Accountants

Firm Registration No. 105215W/W100057

Anand Jog

Partner

Membership No. 108177

We have been appointed as statutory auditors of the Company from the fiscal year 2023. This is an initial audit engagement for us. The financial statements of the Company for the previous fiscal year were audited by Michael T. Studer CPA, PC who has expressed an unqualified opinion on the financial statements.

Pune, Republic of India

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Guochun International Inc. (Former name: Charmt, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guochun International Inc. (Former name: Charmt, Inc.) (the “Company”) as of December 31, 2022 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Guochun International Inc. (Former name: Charmt, Inc.) as of December 31, 2022 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

We served as the Company’s auditor from 2019 to 2023.

Freeport, New York

March 27, 2023

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

Expressed in United States Dollars)

	As of December 31, 2023	As of December 31, 2022
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$994	$1,722
Amount due to the sole officer and director	27,033	3,358
Total Current Liabilities	28,027	5,080

TOTAL LIABILITIES	28,027	5,080

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 shares issued and outstanding as of December 31, 2023 and 2022 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(108,544)	(85,597)
TOTAL STOCKHOLDERS’ DEFICIT	(28,027)	(5,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in United States Dollars)

	For the year ended December 31, 2023	For the year ended December 31, 2022
REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	22,926	15,126
Amortization of software asset	-	1,257
Other general and administrative expenses	21	236
TOTAL OPERATING EXPENSES	22,947	16,619

OPERATING LOSS	(22,947)	(16,619)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(22,947)	(16,619)

INCOME TAX EXPENSE	-	-

NET LOSS	$(22,947)	$(16,619)

Net loss per common share - Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	3,870,600	3,870,600

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in United States Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)

Balance as of December 31, 2021	3,870,600	$3,871	$20,854	$(68,978)	$(44,253)
Satisfaction of amount due to former shareholder in connection with June 27, 2022 change in control transaction	-	-	76,535	-	76,535
Assignment of software acquired March 17, 2022 to former sole officer and director in connection with June 27, 2022 change in control transaction	-	-	(20,743)	-	(20,743)
Net loss	-	-	-	(16,619)	(16,619)
Balance as of December 31, 2022	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(22,947)	(22,947)
Balance as of December 31, 2023	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)

See accompanying notes to financial statements

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT. INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in United States Dollars)

	For the year ended December 31, 2023	For the year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,947)	$(16,619)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of software asset	-	1,257

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(728)	1,622
Net cash used in operating activities	(23,675)	(13,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from the current sole officer and director	-	3,358
Advances from the former sole officer and director	23,675	9,307
Net cash provided by financing activities	23,675	12,665

Net change in cash and cash equivalents	-	(1,075)
Cash and cash equivalents, beginning of year		1,075

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Software acquired March 17, 2022 using funds transferred from former sole officer and director (and credited to amount due to former sole officer and director) to vendor of software	$-	$22,000
Satisfaction of amount due to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$76,535
Software assigned to former sole officer and director in connection with June 27, 2022 change in control transaction	$-	$20,743

See accompanying notes to the financial statements

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in United States Dollars)

1. ORGANIZATION AND BUSINESS BACKGROUND

Guochun International Inc. (Former name: Charmt, Inc.) (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. It was being designed to provide a chance to alter the speaker’s voice while talking with other people and full functionality of similar messaging apps. The Company intended to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. The Company intended to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company planned to distribute the application all over the world using various platforms.

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had cash of $0 and negative working capital of $28,027. For the year ended December 31, 2023, the Company had no revenues and generated a net loss of $22,947. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

 (Expressed in United States Dollars)

Revenue recognition

The Company will assess and follow the guidance of ASC 606, Revenue from Contracts with Customers, and revenue will be recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has not recognized any operating revenues during the year ended December 31, 2023.

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

On June 27, 2022, as a result of a private transaction, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Guochun International Inc. (Former name: Charmt, Inc.), a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to Zhou Xuan (the “Purchaser”). As a result, the Purchaser became a holder of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

There were 3,870,600 shares of common stock issued and outstanding as of December 31, 2023.

GUOCHUN INTERNATIONAL INC.

(FORMER NAME: CHARMT, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

 (Expressed in United States Dollars)

5. INCOME TAXES

For the years ended December 31, 2023 and 2022, the income (loss) before income taxes was comprised of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Tax jurisdictions from:
- United States	$(22,947)	$(16,619)

Income (loss) before income tax	$(22,947)	$(16,619)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2023		For the year ended December 31, 2022
Current:	$		$
- United States		-		-

Deferred:
- United States		-		-

Income tax expense		$-		$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The United States income tax rate is 21%. As of December 31, 2023, the Company has a United States net operating loss carryforward of $108,544 which can be carried forward to offset future taxable income. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $22,794 attributable to the future utilization of the $108,544 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2023.

At December 31, 2023 and 2022, deferred tax assets consist of:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$22,794	$17,975

Less: valuation allowance	(22,794)	(17,975)
Deferred tax assets	$-	$-

All tax periods are subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

