Form 10-Q
period 2024-03-31
GUOCHUN INTERNATIONAL INC.
filed 2024-05-28
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes [X]     No[ ]

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [ ]

As of May 27, 2024, there were 3,870,600 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,998	$994
Amount due to the sole officer and director (non-interest bearing and due on demand)	31,523	27,033
TOTAL CURRENT LIABILITIES	39,521	28,027

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(120,038)	(108,544)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(39,521)	(28,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Thee months ended March 31, 2024	Thee months ended March 31, 2023
		(Reclassified)
REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees	10,000	7,344
Other general and administrative expenses	1,494	21
TOTAL OPERATING EXPENSES	11,494	7,365

OPERATING LOSS	(11,494)	(7,365)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(11,494)	(7,365)

INCOME TAX EXPENSE	-	-

NET LOSS	$(11,494)	(7,365)

Other comprehensive income
Foreign currency translation adjustment	-	-
COMPREHENSIVE LOSS	$(11,494)	(7,365)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

For the three months ended March 31, 2024

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023 (Audited)	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)
Net loss	-	-	-	(11,494)	(11,494)
Balance as of March 31, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(120,038)	$(39,521)

For the three months ended March 31, 2023

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2022 (Audited)	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(7,365)	(7,365)
Balance as of March 31, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(92,962)	$(12,445)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,494)	$(7,365)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,004	1,365
Net cash used in operating activities	(4,490)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current and former sole officer and director	4,490	6,000
Net cash provided by financing activities	4,490	6,000

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Guochun International Inc. (the “Company” or “Guochun”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. It was being designed to provide a chance to alter the speaker’s voice while talking with other people and full functionality of similar messaging apps. The Company intended to develop and publish mobile applications on the iOS, Google Play, Amazon and Ethereum platforms. Guochun International Inc. intended to generate revenues through the sale of branded advertisements and via consumer transactions, including in-app purchases. The management of the Company planned to distribute the application all over the world using various platforms.

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

As a result of the ownership and management change described above, the Company ceased its former business plans and is now keep searching for business opportunities to acquire.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had cash of $0 and negative working capital of $39,521. For the three months ended March 31, 2024, the Company had no revenues and incurred a net loss of $11,494. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

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

The Company has not recognized any operating revenues during the three months ended March 31, 2024 and 2023, respectively.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that is filed on April 16, 2024. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

BUSINESS OVERVIEW

To June 27, 2022, the Company was developing a new kind of messenger. Guochun’s app was intended to be a unique product with high production value and high revenue potential. It was going to be developed and published on both original and licensed IP. As the result of the change in control transaction on June 27, 2022, the Company assigned the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis, the former sole officer and director. As a result of the ownership and management change described above, the Company ceased its former business plans on June 27, 2022, and is keep searching for business opportunities to acquire since then.

As of the issuance date of this filing, no new business acquisition has occurred.

Results of Operations

For the three months ended March 31, 2024 and 2023, respectively

During the three months ended March 31, 2024 and 2023, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $11,494 and $7,365, respectively, resulting in net losses of $11,494 and $7,365 for the three months ended March 31, 2024 and 2023. Our operating expenses consisted of mainly professional fees for the three months ended March 31, 2024 and 2023, respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of March 31, 2024 were $0.

As of March 31, 2024, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $4,490, compared to net cash used in operating activities of $6,000 for the three months ended March 31, 2023. Such decrease was primarily due to the higher professional fees’ payables.

Investing Activities

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $4,490, compared to the net cash provided by financing activities of $6,000 for the three months ended March 31, 2023. Such decrease was due to less funds advanced from our current sole officer and director, Mr. Zhou.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2024 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date: May 28, 2024	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4