Form 10-Q
period 2024-09-30
GUOCHUN INTERNATIONAL INC.
filed 2025-05-30
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

66 West Flagler Street, Suite 900 #3040, Miami, FL 33130

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

Yes ☒     No ☐

As of  May 29, 2025, there were 3,870,600 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,440	$994
Amount due to the sole officer and director (non-interest bearing and due on demand)	45,528	27,033
TOTAL CURRENT LIABILITIES	51,968	28,027

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(132,485)	(108,544)
TOTAL STOCKHOLDERS’ DEFICIT	(51,968)	(28,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	5,800	4,800	19,800	12,300
Other general and administrative expenses	1,044	1,394	4,141	5,253
TOTAL OPERATING EXPENSES	6,844	6,194	23,941	17,553

OPERATING LOSS	(6,844)	(6,194)	(23,941)	(17,553)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(6,844)	(6,194)	(23,941)	(17,553)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(6,844)	$(6,194)	$(23,941)	(17,553)

Other comprehensive income
Foreign currency translation adjustment			-	-
COMPREHENSIVE LOSS	$(6,844)	$(6,194)	$(23,941)	(17,553)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

For the three and nine months ended September 30, 2024

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2023 (Audited)	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)
Net loss	-	-	-	(11,494)	(11,494)
Balance as of March 31, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(120,038)	$(39,521)
Net loss	-	-	-	(5,603)	(5,603)
Balance as of June 30, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(125,641)	$(45,124)
Net loss	-	-	-	(6,844)	(6,844)
Balance as of September 30, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(132,485)	$(51,968)

For the three and nine months ended September 30, 2023

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2022 (Audited)	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(7,365)	(7,365)
Balance as of March 31, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(92,962)	$(12,445)
Net loss	-	-	-	(3,994)	(3,994)
Balance as of June 30, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(96,956)	$(16,439)
Net loss	-	-	-	(6,194)	(6,194)
Balance as of September 30, 2023 (Unaudited)	3,870,600	$3,871	$76,646	$(103,150)	$(22,633)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,941)	$(17,553)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,446	(430)
Net cash used in operating activities	(18,495)	(17,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current sole officer and director	18,495	17,983
Net cash provided by financing activities	18,495	17,983

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had cash of $0 and negative working capital of $51,968. For the nine months ended September 30, 2024, the Company had no revenues and incurred a net loss of $23,941. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 16, 2024.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows on September 30, 2024 and for the related periods presented.

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

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company has not recognized any operating revenues during the nine months ended September 30, 2024 and 2023, respectively.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

Results of Operations

For the three and nine months ended September 30, 2024 and 2023, respectively

During the three months ended September 30, 2024 and 2023, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $6,844 and $6,194, respectively, resulting in net losses of $6,844 and $6,194 for the three months ended September 30, 2024 and 2023. Our operating expenses consisted of mainly professional fees for the three months ended September 30, 2024 and 2023, respectively. The increase in operating expenses was mainly due to the higher professional fees.

During the nine months ended September 30, 2024 and 2023, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $23,941 and $17,553, respectively, resulting in net losses of $23,941 and $17,553 for the nine months ended September 30, 2024 and 2023. Our operating expenses consisted of mainly professional fees for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of September 30, 2024 were $0.

As of September 30, 2024, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $18,495, compared to net cash used in operating activities of $17,983 for the nine months ended September 30, 2023. Such increase was primarily due to the higher professional fees.

Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $18,495, compared to the net cash provided by financing activities of $17,983 for the nine months ended September 30, 2023. Such increase was due to more funds advanced from our current sole officer and director, Mr. Zhou, for the Company's operating use.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2024 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures in connection with identifying an operating business to acquire and when funds are available to us:

1.	We plan to appoint one or more outside directors to our board of directors who would be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures.

2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

3	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

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

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date : May 30, 2025	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

 4