Form 10-K
period 2024-12-31
GUOCHUN INTERNATIONAL INC.
filed 2025-07-22
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of July 22, 2025, was $3,871 approximately based  3,870,600 common shares issued and outstanding.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2025
Common Stock, $.001 par value	3,870,600

GUOCHUN INTERNATIONAL INC.

FORM 10-K

For the fiscal year ended December 31, 2024

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

PART I

ITEM 1. BUSINESS

Business Overview

Guochun International Inc., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada in 2018.

Guochun International Inc. (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding as of June 27, 2022) to Zhou Xuan. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and Zhou Xuan consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him as of June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022 to Gediminas Knyzelis.

As a result of the ownership and management changes described above, the Company has ceased its former business plans and is now searching for business opportunities to acquire.

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

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state level regulation of privacy. Any such requirements could require us to divert significant human and capital resources into compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we have no employees. However, an entity controlled by our Chief Executive Officer provides part-time consulting services to us without compensation.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks, and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline, and you may lose all or part of your investment.

COVID-19 Pandemic

COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

In December 2019, a novel strain of coronavirus was discovered in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China. The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas. As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures. In December 2022, the PRC government ended the implementation of the “zero-COVID” policy, and the overall market condition has shown improvement since then. However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could have a materially and adversely impact on our business, financial condition and results of operations.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including because of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As a result, COVID-19 may also have a materially and adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider may present significant risks to our operations.

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

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do, we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

Because we are dependent upon Mr. Zhou Xuan, our Chief Executive Officer and sole director, to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Mr. Zhou Xuan, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Further, because Mr. Zhou serves as Chief Executive Officer, sole director, and holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

In addition, although not likely, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact the operations and prospects of our post-combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact on the operations and profitability of our business.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchasers such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

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

Our Chief Executive Officer, Mr. Zhou, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Zhou is not obliged to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

It is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director, or employee of. If we do obtain any business affiliated with an officer or director, such a business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences for us and our shareholders.

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

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact on target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed, and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of the future performance of an investment in us.

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

We may seek business combination opportunities in industries or sectors that are outside of our management area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such a candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

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

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications, or abilities to enable a seamless transition, which could, in turn, negatively impact on our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our shareholders could suffer a reduction in the value of their shares.

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

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, the ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages having a material adverse effect on our financial condition.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act or AHFCAA, and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either bill is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or over-the-counter markets if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCAA or two years if the AHFCAA or the COMPETES Act becomes law and would reduce the time before our securities may be prohibited from trading or delisted.

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

Our current auditor, MICHAEL GILLESPIE & ASSOCIATES, PLLC (“Michael”), an independent registered public accounting firm that is headquartered in the Vancouver, Washington, the U.S., is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”) and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Michael has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Michael to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our sole officer and sole director, Mr. Zhou, is the resident of and is physically located in and has significant ties to China. Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

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

The PRC anti-monopoly enforcement agencies have strengthened enforcement under the PRC Anti-Monopoly Law in recent years. On December 28, 2018, the SAMR issued the Notice on Anti-monopoly Enforcement Authorization, pursuant to which its province-level branches are authorized to conduct anti-monopoly enforcement within their respective jurisdictions. On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances under which an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000. On March 12, 2021, the SAMR published several administrative penalty cases in connection with the concentration of business operators that violated PRC Anti-Monopoly Law in the internet sector.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate transactions where there is evidence that concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold. On December 24, 2021, nine government agencies, including the NDRC, jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws.

At the present time, we have relatively small-scale supply chain platform operations based on our market share in our product markets and other factors. We are not an operator with a dominant market position, and our operating activity cannot constitute an anti-monopoly behavior that abuses our dominant market position. We have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the prospectus, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

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

However, there remains uncertainty as to how the Revised Measures for Cybersecurity Review, may be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new rules and regulations related to the Revised Cybersecurity Measures. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remains to be further clarified by the regulatory authorities in the subsequent implementation process. If any new laws, regulations, implementation measures or interpretation are adopted, we may need to take further action and invest resources to comply with such new rules and to minimize any potential negative effects on us. In addition, if the number of our online platform users increases to a level close to one million, we would expect to prepare for the required cybersecurity review procedure and approval from the PRC government.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We shall receive substantially all our revenues in RMB after we have successfully merged and/or acquired potential business. Under that corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of a potential PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Failure to comply with the Individual Foreign Exchange Rules relating to overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

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

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences for us and our non-PRC stockholders.

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

We may conduct substantially all of our business through our target subsidiaries in China. Our target operations in China will be govern by PRC laws and regulations. Our target PRC subsidiaries might be generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The Chinese government may intervene or influence the operation of our target PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in operations of our target PRC subsidiaries and/or the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditure and efforts on our part to ensure our compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Our business may be subject to various government and regulatory interference in the areas in which we operate. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and impose export restrictions on certain data and information. The law provides for privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

In early July 2021, regulatory authorities in China launched cybersecurity investigations regarding several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from that sector.

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

Regarding the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked, and the terms of its issuance may impose restrictions on our operations and offers relating to our securities. The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

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

In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no variable interest entities, and we are not in an industry that is subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented. If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our securities may decline or become worthless.

The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies that could require us to seek permission from Chinese authorities to continue to operate our target business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors or could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless.

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

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules, which are currently published for public comments only. According to the Draft Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (a) if the securities offerings and listings are prohibited by applicable PRC laws and rules; (b) if securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by PRC authorities; (c) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies or other items; (d) if a PRC company or its controlling shareholders or de facto controllers have committed certain crimes, under investigation for suspicion of major violations in the prior three years; (e) if any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are under investigations for crimes or major violations; or (f) other circumstances as provided. The Draft Administrative Provisions further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Overseas Listing Rules. In the case of severe violations, an order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational licenses revoked. Overseas issuance and listings subject to the Draft Overseas Listing Rules include direct and indirect issuance and listings. We believe that our future securities offerings and proposed listing of our shares on Nasdaq Capital Market would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC after the Draft Overseas Listing Rules become effective. As of the date of this report, such rules have not become effective, and we are not required to complete the filing procedures if we complete the offering and begin the trading of our common stock on the Nasdaq before the rules take effect. In addition, after the rules take effect, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that a government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of ours to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

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

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations will be conducted in the PRC. In addition, our sole officer and director, Mr. Zhou, is the national and resident of a country other than the United States. Almost all his assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon him. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

Chinese economic growth slowdown may have a negative effect on our business.

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019, 2.3% in 2020, increased to 8.45% in 2021, then declined to 3.1% in 2022, increased to 5.4% in 2023 then declined to 5% in 2024. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless the slow economic growth could adversely affect many of our target customers and partners, which in turn may adversely affect our financial condition and results of operations.

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

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises , or SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from any future offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use RMB converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will implement the relevant rules in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot be certain that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our target PRC subsidiaries or future capital contributions by us to our target subsidiaries in China. As a result, uncertainties exist as to our ability to provide prompt funding to our target PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from any future offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our financial condition and operating results.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our securities offerings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations of the RMB against other currencies may increase or decrease the cost of imports & exports and thus affect the price-competitiveness of our products against products of foreign manufacturers or products relying on foreign inputs.

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

We will reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered any hedging transactions. While we may enter hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

As a holding company, we may rely on dividends and other distributions from our potential PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. In order for us to pay dividends or other distributions to our shareholders, including investors in any future offering, we will rely on payments from our subsidiaries. Cash or other assets may be transferred to us from our subsidiaries in the following manner: (i) funds from our operating subsidiaries to WFOEs may be remitted as services fees, dividends or other distributions; and (ii) WFOEs may make dividends or other distributions to us through our Hong Kong subsidiaries.

Current PRC regulations permit Chinese operating subsidiaries to pay dividends to foreign parent companies only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our subsidiaries in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. While the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributed as cash dividends except in the event of liquidation.

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

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our target subsidiary in mainland China, to our target Hong Kong subsidiary.

As of the date of this report, we have not paid, and do not anticipate paying in the foreseeable future, dividends or other distributions to our shareholders. We presently intend to retain all our earnings to fund our operations and business expansions.

We can give no assurance that we will declare dividends of any amount, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

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

Shares of common stock are currently quoted in the OTC marketplace. We cannot predict whether investor interest in us will lead to the development of an active and liquid trading market. If an active trading market does not develop, holders of our shares of common stock may have difficulty selling our shares that may now be owned or may be purchased later. In addition, until we are able to be listed on a national exchange, the number of investors willing to hold or acquire our shares may be reduced, we may receive decreased news and analyst coverage, and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

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

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock is appreciated.

Our Chief Executive Officer, Mr. Zhou, owns the majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters.

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

ITEM 2. PROPERTIES

We currently maintain our principal executive office at 66 West Flagler Street, Suite 900 - #3040, Miami, FL 33130.

As of December 31, 2024, we do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Currently there are no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. We know of no legal proceedings to which we are a party or to which any of our property is the subject which is pending, threatened or contemplated or any unsatisfied judgments against us.

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

As of December 31, 2024, no shares of our common stock have been traded.

Holders

As of December 31, 2024, the 3,870,600 issued and outstanding shares of common stock were held by 10 shareholders.

Recent Sales of Unregistered Securities

The Company has 75,000,000 at $0.001 par value shares of common stock authorized.

On August 2, 2018 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because the Company had just begun, and the stock had no value beyond par value at this stage.

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

On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding on June 27, 2022) to Zhou Xuan. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and Zhou Xuan consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him on June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022, to Gediminas Knyzelis.

Dividend Policy

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2024.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

Guochun International Inc. (the “Company”) was incorporated in the State of Nevada on August 2, 2018. To June 27, 2022, the Company was developing a messenger application. On June 27, 2022, Gediminas Knyzelis, the Company’s former sole officer and director and majority stockholder, sold 3,000,000 shares of Company common stock (representing 77.5% of the 3,870,600 shares of common stock issued and outstanding on June 27, 2022) to Zhou Xuan. In connection therewith, Gediminas Knyzelis resigned as officer and director of the Company and Zhou Xuan consented to act as the Company’s chief executive officer, chief financial officer, and director. Also, Gediminas Knyzelis agreed to waive the $76,535 amount due to him at June 27, 2022 and the Company agreed to assign the software acquired by the Company on March 17, 2022, to Gediminas Knyzelis.

As a result of the ownership and management changes described above, the Company has ceased its former business plans and is now searching for business opportunities to acquire.

Results of Operations

For the year ended December 31, 2024 compared with the year ended December 31, 2023

Revenue

The Company generated revenue of $0 for the years ended December 31, 2024 and 2023, respectively. Now the management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

Cost of revenues

Cost of revenues of $0 for the year ended December 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses of $26,585 and $22,947 for the years ended December 31, 2024 and 2023, respectively. There were mainly consist of professional fees such as audit fee, edgar filing fee and stock agency’s maintenance fee. The increase was mainly derived from professional fees.

Net Loss

The net loss of $26,585 and $22,947 for the years ended December 31, 2024 and 2023, respectively. The increase was mainly derived from the operating expenses of professional fees.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we cash and cash equivalents of $0, respectively. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $18,495 as compared to net cash used in operating activities of $23,675 for the year ended December 31, 2023, reflecting a decrease of $5,180. The decrease was primarily due to higher accruals and other payables for professional fees.

Cash Flow from Investing Activities

Net cash provided by investing activities for the years ended December 31, 2024 and 2023, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2024 was $18,495 as compared to net cash generated from financing activities of $23,675 for the year ended December 31, 2023, reflecting a decrease of $5,180. The decrease was due to lower amounts of advances from our sole officer and director, Zhou Xuan.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and needs additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Cash and cash equivalents

The Company will consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalent, if any. As of December 31, 2024, the Company has zero cash and cash equivalents.

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

The Company generated zero revenue during the year ended December 31, 2024.

Income taxes

The Company followed the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to be reversed. The Company recorded a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in tax expense in the period that includes the enactment date of the change in tax rate.

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognizable tax benefit recognized in accordance with ASC 740 are classified in the statements of comprehensive loss as income tax expense.

Earnings (Loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2024 and 2023 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our independent accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025. As previously reported, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s sole director, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2024.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.
3.	We did not implement appropriate information technology controls – As of December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.
2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.
3.	We intend to add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and the staff members will have segregated responsibilities regarding these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and his respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Zhou Xuan	50	Chief Executive Officer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Zhou Xuan – Chief Executive Officer, Chief Financial Officer, Director

Mr. Zhou Xuan, who is 50 years old, graduated from a secondary school in China in July 1993. He is the president, Chief Executive Officer and Sole Director of the Company.

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

Board Committees

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Sole Director believes that it is not necessary to have such committees, at this time, because the Sole Director can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Sole Director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

Currently, our Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Sole Director because given the early stage of our business development, it is costly to retain an independent Director who qualifies as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our Company’s Sole Director the engagement of an independent registered public accounting firm to audit our Company’s financial statements and to review our Company’s accounting and auditing principles.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Sole Director, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Sole Director, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Code of Ethics

We have not adopted a formal Code of Ethics. The Sole Director evaluated the business of the Company and the number of employees and determined that since the business has not operated, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take action to adopt a formal Code of Ethics.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for the Board of Directors. The Sole Director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors, and we do not have any specific process or procedure for evaluating such nominees. The Sole Director will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Sole Director may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and sole director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and sole director regarding his compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, sole director and 10% stockholders were met during the year ended December 31, 2024.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2024, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2024	-	-	-	-	-	-	-	-
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2023	-	-	-	-	-	-	-	-

We do not pay our sole director any fees or other compensation for acting as director. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pensions, retirement or similar benefits for directors or executive officers. Our Sole Director and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Sole Director does not currently receive any consideration for his services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted, shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Sole Director determines the compensation given to our executive officers in his sole determination. Our Sole Director reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Sole Director has not granted any performance base stock options to date, the Sole Director reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Sole Director may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Sole Director believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Sole Director, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 3,870,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of Shareholder	Amount and Nature of Shareholder Ownership	Percent of Class

Common Stock	Zhou Xuan (1), (2)	3,000,000	77.5%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2024 (3,870,600 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 3,870,600 as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 27, 2022, as a result of a private transactions, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Guochun International Inc., a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to Zhou Xuan (the “Purchaser”). As a result, the Purchaser became holders of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

Due to our sole director mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024 and 2023, the Company borrowed $45,528 and $27,033, respectively, from our sole director, Zhou Xuan.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Director(s), or an appropriate committee thereof. On a moving forward basis, our Sole Director will continue to approve any related party transaction.

Director Independence

Our board of director is currently composed of one member, Zhou Xuan, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been, for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of director has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of director, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended December 31,
	2024	2023

Audit Fees(1)	$10,000	$10,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	1,000	1,000
All Other Fees(4)	-	-
Total	$11,000	$11,500

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.
(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our Sole Director.

All above audit services were pre-approved by the Sole Director for the fiscal years ended December 31, 2024 and 2023, respectively.

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

Our auditor, MICHAEL GILLESPIE & ASSOCIATES, PLLC (“Michael”), an independent registered public accounting firm that is headquartered in Vancouver, Washington, the U.S., and Michael is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Michael has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Michael to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

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

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date: July 22, 2025	By:	/s/ Zhou Xuan
Zhou Xuan
	Title:	Chief Executive Officer, Chief Financial Officer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Guochun International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guochun International Inc. (the “Company”) as of December 31, 2024 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Guochun International Inc. as of December 31, 2024 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

MICHAEL GILLESPIE & ASSOCIATES, PLLC

We served as the Company’s auditor Since 2024.

Vancouver, Washington, the U.S.

July 22, 2025

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

/s/ Kirtane & Pandit LLP

Kirtane & Pandit LLP

Chartered Accountants

Firm Registration No. 105215W/W100057

Anand Jog

Partner

Membership No. 108177

We have been appointed as statutory auditors of the Company for the year ended December 31, 2023. This is an initial audit engagement for us. The financial statements of the Company for the previous fiscal year were audited by Michael T. Studer CPA, PC who has expressed an unqualified opinion on the financial statements.

Pune, Republic of India

April 16, 2024

GUOCHUN INTERNATIONAL INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

Expressed in United States Dollars)

	As of December 31, 2024	As of December 31, 2023
ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,084	$994
Amount due to the sole officer and director	45,528	27,033
Total Current Liabilities	54,612	28,027

TOTAL LIABILITIES	54,612	28,027

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(135,129)	(108,544)
TOTAL STOCKHOLDERS’ DEFICIT	(54,612)	(28,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in United States Dollars)

	For the year ended December 31, 2024	For the year ended December 31, 2023
REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	26,585	22,926
Other general and administrative expenses	-	21
TOTAL OPERATING EXPENSES	26,585	22,947

OPERATING LOSS	(26,585)	(22,947)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(26,585)	(22,947)

INCOME TAX EXPENSE	-	-

NET LOSS	$(26,585)	$(22,947)

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	3,870,600	3,870,600

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in United States Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	Number of shares	Amount

Balance as of December 31, 2022	3,870,600	$3,871	$76,646	$(85,597)	$(5,080)
Net loss	-	-	-	(22,947)	(22,947)
Balance as of December 31, 2023	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)
Net loss	-	-	-	(26,585)	(26,585)
Balance as of December 31, 2024	3,870,600	$3,871	$76,646	$(135,129)	$(54,612)

See accompanying notes to financial statements

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in United States Dollars)

	For the year ended December 31, 2024	For the year ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,585)	$(22,947)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,090	(728)
Net cash used in operating activities	(18,495)	(23,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from the former sole officer and director	18,495	23,675
Net cash provided by financing activities	18,495	23,675

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the financial statements

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

As a result of the ownership and management changes described above, the Company has ceased its former business plans and is now searching for business opportunities to acquire.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had cash of $0 and negative working capital of $54,612. For the year ended December 31, 2024, the Company had no revenues and generated a net loss of $26,585. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Cash and cash equivalents

The Company will consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalent, if any. As of December 31, 2024, the Company has zero cash and cash equivalents.

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

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company has not recognized any operating revenues during the year ended December 31, 2024.

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

4. COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On August 2, 2018, the Company issued 3,000,000 shares of common stock to Gediminas Knyzelis (former sole officer and director of the Company) at $0.001 per share for $3,000. The payment for the shares, which was due within 180 days upon the execution of the respective agreement, was collected on January 15, 2019.

From February 6, 2020 to June 30, 2020, the Company sold a total of 870,600 shares of its common stock in its public offering to 29 investors at a price of $0.025 per share for proceeds of $21,725.

On June 27, 2022, as a result of a private transaction, 3,000,000 shares of common stock, $0.001 par value per share (the "Shares") of Guochun International Inc., a Nevada corporation (the "Company"), were transferred from Gediminas Knyzelis to Zhou Xuan (the “Purchaser”). As a result, the Purchaser became a holder of approximately 77.5% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $350,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Gediminas Knyzelis released the Company from all debts owed to him.

There were 3,870,600 shares of common stock issued and outstanding as of December 31, 2024.

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

 (Expressed in United States Dollars)

5. INCOME TAXES

For the years ended December 31, 2024 and 2023, the income (loss) before income taxes was comprised of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax jurisdictions from:
- United States	$(26,585)	$(22,947)

Loss before income tax	$(26,585)	$(22,947)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2024		For the year ended December 31, 2023
Current:	$		$
- United States		-		-

Deferred:
- United States		-		-

Income tax expense		$-		$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The United States income tax rate is 21%. As of December 31, 2024, the Company has a United States net operating loss carryforward of $54,819 which can be carried forward to offset future taxable income. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $54,819 attributable to the future utilization of the $54,819 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax assets as of December 31, 2024.

As of December 31, 2024 and 2023, deferred tax assets consist of:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$54,819	$22,794

Less: valuation allowance	(54,819)	(22,794)
Deferred tax assets	$-	$-

All tax periods are subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

6. SUBSEQUENT EVENTS

In July 22, 2025, the Company has obtained an amount of $12,867 as other payable from a non-related party for operating use, that other payable is non-interest bearing with no-fixed repayment term, and due on demand.

