Form 10-Q/A
period 2025-09-30
GUOCHUN INTERNATIONAL INC.
filed 2026-04-08
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☒     No ☐

As of April 8, 2026, there were 3,870,600 shares, par value $0.0001, of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2025, to correct an erroneously recorded amount in other general and administrative expenses. More specifically, the Company has restated its condensed financial statements as of and for the three and nine months ended September 30, 2025, to reverse the erroneous recording of the other general and administrative expenses. The cumulative effect of correcting this error was a decrease in other general and administrative expenses of $8,250, with a corresponding increase in prepayments of $8,250.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 3, 2025 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 3, 2025) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	(As Restated)
	(see Note 5)
CURRENT ASSETS
Prepayment	8,250	-
TOTAL ASSETS	$8,250	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,447	$9,084
Amount due to the sole officer and director (non-interest bearing and due on demand)	46,028	45,528
TOTAL CURRENT LIABILITIES	92,475	54,612
TOTAL LIABILITIES	92,475	54,612

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(164,742)	(135,129)
TOTAL STOCKHOLDERS’ DEFICIT	(84,225)	(54,612)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,250	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(As Restated)		(As Restated)
	(see Note 5)		(see Note 5)

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	11,800	5,800	21,300	19,800
Other general and administrative expenses	5,297	1,044	8,313	4,141
TOTAL OPERATING EXPENSES	17,097	6,844	29,613	23,941

OPERATING LOSS	(25,347)	(6,844)	(29,613)	(23,941)

OTHER INCOME (EXPENSES)	-	-	-	-

LOSS BEFORE INCOME TAX	(17,097)	(6,844)	(29,613)	(23,941)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(17,097)	$(6,844)	$(29,613)	(23,941)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(17,097)	$(6,844)	$(29,613)	(23,941)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

For the three and nine months ended September 30, 2025

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
				(As Restated) (see Note 5)	(As Restated) (see Note 5)

Balance as of December 31, 2024 (Audited)	3,870,600	$3,871	$76,646	$(135,129)	$(54,612)
Net loss	-	-	-	(894)	(894)
Balance as of March 31, 2025 (Unaudited)	3,870,600	$3,871	$76,646	$(136,023)	$(55,506)
Net loss	-	-	-	(11,622)	(11,622)
Balance as of June 30, 2025 (Unaudited)	3,870,600	$3,871	$76,646	$(147,645)	$(67,128)
Net loss	-	-	-	(17,097)	(17,097)
Balance as of September 30, 2025 (Unaudited)	3,870,600	$3,871	$76,646	$(164,742)	$(84,225)

For the three and nine months ended September 30, 2024

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2023 (Audited)	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)
Net loss	-	-	-	(11,494)	(11,494)
Balance as of March 31, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(120,038	$(39,521)
Net loss	-	-	-	(5,603)	(5,603)
Balance as of June 30, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(125,641)	$(45,124)
Net loss	-	-	-	(6,844)	(6,844)
Balance as of September 30, 2024 (Unaudited)	3,870,600	$3,871	$76,646	$(132,485)	$(51,968)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(As Restated) (see Note 5)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,613)	$(23,941)
Changes in operating assets and liabilities:
Prepayment	(8,250)	-
Accounts payable and accrued liabilities	37,363	5,446
Net cash used in operating activities	(500)	(18,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current sole officer and director	500	18,495
Net cash provided by financing activities	500	18,495

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had cash of $0 and negative working capital of $84,225. For the nine months ended September 30, 2025, the Company had no revenues and incurred a net loss of $29,613. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 5 – RESTATEMENT

Our interim financial statements for the three and nine months ended September 30, 2025, as previously filed with SEC on November 3, 2025, have been restated, to reverse the transaction of the other general and administrative expenses. The impact of this restatement on the Company’s Condensed Balance Sheet, Statements of Operations and Comprehensive Loss, and Statement of Cash Flows is reflected in the tables below:

CONDENSED BALANCE SHEETS

(Unaudited)

	Previously filed		Restated
	September 30, 2025	Adjustment	September 30, 2025

CURRENT ASSETS
Prepayment	$-	$8,250	$8,250
TOTAL ASSETS	$-	$8,250	$8,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,447	$-	$46,447
Amount due to the sole officer and director (non-interest bearing and due on demand)	46,028	-	46,028
TOTAL CURRENT LIABILITIES	92,475	-	92,475
TOTAL LIABILITIES	92,475	-	92,475

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	3,871	-	3,871
Additional paid-in capital	76,646	-	76.646
Accumulated deficit	(172,992)	8,250	(164,742)
TOTAL STOCKHOLDERS’ DEFICIT	(92,475)	8,250	(84,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$8,250	$8,250

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For three months ended September 30, 2025

	Previously filed		Restated
	Three months ended September 30, 2025	Adjustment	Three months ended September 30, 2025

REVENUE	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	11,800	-	11,800
Other general and administrative expenses	13,547	(8,250)	5,297
TOTAL OPERATING EXPENSES	25,347	(8,250)	17,097

OPERATING LOSS	(25,347)	(8,250)	(17,097)

OTHER INCOME (EXPENSES)	-	-	-

LOSS BEFORE INCOME TAX	(25,347)	(8,250)	(17,097)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(25,347)	$(8,250)	$(17,097)

Other comprehensive income
Foreign currency translation adjustment
COMPREHENSIVE LOSS	$(25,347)	$(8,250)	$(17,097)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600

For nine months ended September 30, 2025

	Previously filed		Restated
	Nine months ended September 30, 2025	Adjustment	Nine months ended September 30, 2025

REVENUE	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	11,800	-	11,800
Other general and administrative expenses	16,563	(8,250)	8,313
TOTAL OPERATING EXPENSES	37,863	(8,250)	29,613

OPERATING LOSS	(37,863)	(8,250)	(29,613)

OTHER INCOME (EXPENSES)	-	-	-

LOSS BEFORE INCOME TAX	(37,863)	(8,250)	(29,613)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(37,863)	$(8,250)	$(29,613)

Other comprehensive income
Foreign currency translation adjustment
COMPREHENSIVE LOSS	$(37,863)	$(8,250)	$(29,613)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600	$3,870,600

CONDENSED STATEMENTS OF CASH FLOWS

	Previously filed		Restated
	Nine months ended September 30, 2025	Adjustment	Nine months ended September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,863)	$8,250	$(29,613)
Changes in operating assets and liabilities:
Prepayment	-	(8,250)	(8,250)
Accounts payable and accrued liabilities	37,363	-	37,363
Net cash used in operating activities	(500)	-	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current sole officer and director	500	-	500
Net cash provided by financing activitie	500	-	500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

NOTE 6 - SUBSEQUENT EVENTS

As of April 8, 2027, the Company has obtained an amount of $35,636 as other payable from a non-related party for operating use, that other payable is non-interest bearing with no-fixed repayment term, and due on demand.

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

Results of Operations

For the three and nine months ended September 30, 2025 and 2024, respectively

During the three months ended September 30, 2025 and 2024, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $17,097 and $6,844, respectively, resulting in net losses of $17,097 and $6,844 for the three months ended September 30, 2025 and 2024. Our operating expenses consisted of mainly professional fees for the three months ended September 30, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the higher professional fees.

During the nine months ended September 30, 2025 and 2024, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $29,613 and $23,941, respectively, resulting in net losses of $29,613 and $23,941 for the nine months ended September 30, 2025 and 2024. Our operating expenses consisted of mainly professional fees for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of September 30, 2025 were $8,250.

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

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date: April 8, 2026	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

4