Form 10-K
period 2025-12-31
GUOCHUN INTERNATIONAL INC.
filed 2026-04-24
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒   No ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 24, 2026, was was $3,871 approximately based 3,870,600 common shares issued and outstanding.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2026
Common Stock, $.001 par value	3,870,600

GUOCHUN INTERNATIONAL INC.

FORM 10-K

For the fiscal year ended December 31, 2025

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

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining business or assets for new operations, we expect there to be enhanced barriers to entry into the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

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

In addition, although not likely, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact on the operations and prospects of our post-combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact on the operations and profitability of our business.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Zhou, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of director (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages having a material adverse effect on our financial condition.

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

At the present time, we have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the prospectus, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

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

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners, and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

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

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019, 2.3% in 2020, increased to 8.45% in 2021, then declined to 3.1% in 2022, increased to 5.4% in 2023 then declined to 5% both in 2024 and 2025. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless the slow economic growth could adversely affect many of our target customers and partners, which in turn may adversely affect our financial condition and results of operations.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business, we may make loans to our target PRC subsidiaries or may make additional capital contributions to our target PRC subsidiaries. Any loans to our wholly foreign-owned or holding subsidiaries in China, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our target FIE subsidiaries in China to finance their activities cannot exceed statutory limits and must be registered with SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

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

As a holding company, we may rely on dividends and other distributions from our potential PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. In order for us to pay dividends or other distributions to our shareholders, including investors in any future offering, we will rely on payments from our subsidiaries. Cash or other assets may be transferred to us from our subsidiaries in the following manner: (i) funds from our operating subsidiaries to WFOEs may be remitted as services fees, dividends or other distributions; and (ii) WFOEs may make dividends or other distributions to us through our target subsidiaries.

Current PRC regulations permit Chinese operating subsidiaries to pay dividends to foreign parent companies only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our target subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our target subsidiaries in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. While the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributed as cash dividends except in the event of liquidation.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our target subsidiaries in the PRC incur any debts, the existence of debts evidenced by the debt instruments may significantly limit their ability to pay dividends or make other payments. If we are unable to receive earnings distributions from our target subsidiaries in China, we would be unable to pay dividends on our shares.

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

We can give no assurance that we will declare dividends of any amount, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of director and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

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

Future sales of substantial amounts of our shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

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

As of December 31, 2025, we do not own any real estate or other properties.

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

As of December 31, 2025, no shares of our common stock have been traded.

Holders

As of December 31, 2025, the 3,870,600 issued and outstanding shares of common stock were held by 10 shareholders.

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

Dividend Policy

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2025.

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

Results of Operations

For the year ended December 31, 2025 compared with the year ended December 31, 2024

Revenue

The Company generated revenue of $0 for the years ended December 31, 2025 and 2024, respectively. Now the management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

Cost of revenues

Cost of revenues of $0 for the year ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses of $37,396 and $26,585 for the years ended December 31, 2025 and 2024, respectively. They mainly consisted of (i) professional fees such as audit fee. financial consulting fee and service fee for annual renewal and corporate tax, and (ii) other general and administrative expenses such as application and annual fee of OCTID, edgar filing fee and stock agency’s maintenance fee. The increase was mainly derived from professional fees and application and annual fee of OCTID.

Net Loss

The net loss of $37,396 and $26,585 for the years ended December 31, 2025 and 2024, respectively. The increase was mainly derived from the operating expenses of professional fees and application and annual fee of OCTID.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we cash and cash equivalents of $0, respectively. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $36,136 as compared to net cash used in operating activities of $18,495 for the year ended December 31, 2024, reflecting an increase of $17,641. The increase was primarily due to higher accruals and other payables for professional fees.

Cash Flow from Investing Activities

Net cash provided by investing activities for the years ended December 31, 2025 and 2024, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2025 was $36,136 as compared to net cash generated from financing activities of $18,495 for the year ended December 31, 2024, reflecting a decrease of $17,641. The decrease was due to lower amounts of advances from our sole officer and director, Zhou Xuan.

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

Cash and cash equivalents

The Company will consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalent, if any. As of December 31, 2025, the Company has zero cash and cash equivalents.

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

The Company generated zero revenue during the year ended December 31, 2025.

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

Earnings (Loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2025 and 2024 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2025.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.
3.	We did not implement appropriate information technology controls – As of December 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and his respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Zhou Xuan	51	Chief Executive Officer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Zhou Xuan – Chief Executive Officer, Chief Financial Officer, Director

Mr. Zhou Xuan, who is 51 years old, graduated from a secondary school in China in July 1993. He is the president, Chief Executive Officer and Sole Director of the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and sole director, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and sole director regarding his compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, sole director and 10% stockholders were met during the year ended December 31, 2025.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2025, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2025	-	-	-	-	-	-	-	-
Zhou Xuan, Chief Executive Officer, Chief Financial Officer, Director	For the year ended December 31, 2024	-	-	-	-	-	-	-	-

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

Compensation Discussion and Analysis

Director Compensation

Our Sole Director does not currently receive any consideration for his services as members of the Board of Director. The Board of Director reserves the right in the future to award the members of the Board of Director cash or stock-based consideration for their services to the Company, which awards, if granted, shall be in the sole determination of the Board of Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 3,870,600 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2025 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name of Shareholder	Amount and Nature of Shareholder Ownership	Percent of Class

Common Stock	Zhou Xuan (1), (2)	3,000,000	77.5%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2025 (3,870,600 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 3,870,600 as of December 31, 2025.

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

Due to our sole director mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2025 and 2024, the Company borrowed $46,028 and $45,528, respectively, from our sole director, Zhou Xuan.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31,
	2025	2024

Audit Fees(1)	$13,750	$10,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	1,000	1,000
All Other Fees(4)	-	-
Total	$14,750	$11,000

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.
(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our Sole Director.

All above audit services were pre-approved by the Sole Director for the fiscal years ended December 31, 2025 and 2024, respectively.

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

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date: April 24, 2026	By:	/s/ Zhou Xuan
Zhou Xuan
	Title:	Chief Executive Officer, Chief Financial Officer, and Director

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Guochun International Inc. .

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guochun International Inc. as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2025.

PCAOB ID: 6108

Vancouver, Washington

April 20, 2026

GUOCHUN INTERNATIONAL INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

Expressed in United States Dollars)

	As of December 31, 2025	As of December 31, 2024
CURRENT ASSETS
Prepayment	$5,500	$-
TOTAL ASSETS	$5,500	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued liabilities	$15,844	$9,084
Amount due to the non-related party	35,636	-
Amount due to the sole officer and director	46,028	45,528
Total Current Liabilities	97,508	54,612

TOTAL LIABILITIES	97,508	54,612

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,870,600 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(172,525)	(135,129)
TOTAL STOCKHOLDERS’ DEFICIT	(92,008)	(54,612)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,500	$-

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

	For the year ended December 31, 2025	For the year ended December 31, 2024
		(Reclassified)
REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	25,050	21,300
Other general and administrative expenses	12,346	5,285
TOTAL OPERATING EXPENSES	37,396	26,585

OPERATING LOSS	(37,396)	(26,585)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(37,396)	(26,585)

INCOME TAX EXPENSE	-	-

NET LOSS	$(37,396)	$(26,585)

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	3,870,600	3,870,600

See accompanying notes to the financial statements.

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	Number of shares	Amount

Balance as of December 31, 2023	3,870,600	$3,871	$76,646	$(108,544)	$(28,027)
Net loss	-	-	-	(26,585)	(26,585)
Balance as of December 31, 2024	3,870,600	$3,871	$76,646	$(135,129)	$(54,612)
Net loss	-	-	-	(37,396)	(37,396)
Balance as of December 31, 2025	3,870,600	$3,871	$76,646	$(172,525)	$(92,008)

See accompanying notes to financial statements

See accompanying notes to financial statements

GUOCHUN INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

	For the year ended December 31, 2025	For the year ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,396)	$(26,585)
Changes in operating assets and liabilities:
Prepayment	(5,500)	-
Accrued liabilities	6,760	8,090
Net cash used in operating activities	(36,136)	(18,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from the non-related party	35,636
Advances from the sole officer and director	500	18,495
Net cash provided by financing activities	36,136	18,495

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the financial statements

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had cash of $0 and negative working capital of $97,508. For the year ended December 31, 2025, the Company had no revenues and generated a net loss of $37,396. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Reclassifications

Prior year financial statement amounts have been reclassified, when necessary, to conform to the current year’s presentation. These reclassifications are made for the purpose of maintaining comparability across reporting years and do not affect the previously reported net loss, total comprehensive loss, accumulated deficit, total assets, total liabilities, or total equity.

Cash and cash equivalents

The Company will consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalent, if any. As of December 31, 2025, the Company has zero cash and cash equivalents.

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

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company has not recognized any operating revenues during the year ended December 31, 2025.

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

As of December 31, 2025 and 2024, 3,870,600 shares of common stock were issued and outstanding, respectively.

GUOCHUN INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

 (Expressed in United States Dollars)

5. INCOME TAXES

For the years ended December 31, 2025 and 2024, the income (loss) before income taxes was comprised of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Tax jurisdictions from:
- United States	$(37,396)	$(26,585)

Loss before income tax	$(37,396)	$(26,585)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2025		For the year ended December 31, 2024
Current:	$		$
- United States		-		-

Deferred:
- United States		-		-

Income tax expense		$-		$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The United States income tax rate is 21%. As of December 31, 2025, the Company has a United States net operating loss carryforward of $92,224 which can be carried forward to offset future taxable income. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,367 attributable to the future utilization of the $19,367 net operating loss carryforward will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax assets as of December 31, 2025.

As of December 31, 2025 and 2024, deferred tax assets consist of:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$19,367	$11,514

Less: valuation allowance	(19,367)	(11,514)
Deferred tax assets	$-	$-

All tax periods are subject to examination by taxing authorities.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

6. SUBSEQUENT EVENTS

On April 20, 2026, the Company obtained an amount of $7,178 as loan from a non-related party for operating use, that loan is non-interest bearing with no-fixed repayment term, and due on demand.

