Form 10-Q
period 2026-03-31
GUOCHUN INTERNATIONAL INC.
filed 2026-05-11
CIK 1765048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☒     No ☐

As of May 11, 2026, there were 3,870,600 shares, par value $0.0001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

GUOCHUN INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Currency expressed in United States Dollars (“US$”))

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
CURRENT ASSETS
Prepayment	2,750	$5,500
TOTAL ASSETS	$2,750	$5,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$17,848	$15,844
Amount due to the non-related party (non-interest bearing and due on demand)	42,814	35,636
Amount due to the sole officer and director (non-interest bearing and due on demand)	46,028	46,028
TOTAL CURRENT LIABILITIES	106,690	97,508
TOTAL LIABILITIES	106,690	97,508

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,870,600 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	3,871	3,871
Additional paid-in capital	76,646	76,646
Accumulated deficit	(184,457)	(172,525)
TOTAL STOCKHOLDERS’ DEFICIT	(103,940)	(92,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,750	$5,500

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
REVENUES	-	-
COST OF REVENUES	$-	$-
GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees	8,000	-
Other general and administrative expenses	3,932	894
TOTAL OPERATING EXPENSES	11,932	894

OPERATING LOSS	(11,932)	(894)

OTHER INCOME (EXPENSES)	-	-

LOSS BEFORE INCOME TAX	(11,932)	(894)

INCOME TAX EXPENSE	-	-

NET LOSS	$(11,932)	(894)

Other comprehensive income
Foreign currency translation adjustment	-	-
COMPREHENSIVE LOSS	$(11,932)	(894)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding – Basis and diluted	$3,870,600	$3,870,600

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

For the three months ended March 31, 2026

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2025 (Audited)	3,870,600	$3,871	$76,646	$(172,525)	$(92,008)
Net loss	-	-	-	(11,932)	(11,932)
Balance as of March 31, 2026 (Unaudited)	3,870,600	$3,871	$76,646	$(184,457)	$(103,940)

For the three months ended March 31, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2024 (Audited)	3,870,600	$3,871	$76,646	$(135,129)	$(54,612)
Net loss	-	-	-	(894)	(894)
Balance as of March 31, 2025 (Unaudited)	3,870,600	$3,871	$76,646	$(136,023)	$(55,506)

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,932)	$(894)
Changes in operating assets and liabilities:
Prepayment	2,750	-
Accrued liabilities	2,004	894
Net cash used in operating activities	(7,178)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the non-related party	7,178	-
Net cash provided by financing activities	7,178	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited condensed financial statements.

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had cash of $0 and negative working capital of $103,940. For the three months ended March 31, 2026, the Company had no revenues and incurred a net loss of $11,932. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on April 24, 2026.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows on March 31, 2026 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars.

Fair Value of Financial Instruments

The Company’s financial instruments consist of prepayment, accrued liabilities, amount due to the non-related party and amount due to the sole officer and director. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

GUOCHUN INTERNATIONAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

The Company has not recognized any operating revenues during the three months ended March 31, 2026 and 2025, respectively.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

There were 3,870,600 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

NOTE 5 - SUBSEQUENT EVENTS

As of May 11, 2026, the Company has obtained an amount of $3,500 as loan from a non-related party for operating use, that loan is non-interest bearing with no-fixed repayment term, and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, that is filed on April 24, 2026. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

For the three months ended March 31, 2026 and 2025, respectively

During the three months ended March 31, 2026 and 2025, the Company generated zero revenues, respectively. The operating expenses for the same periods were comprised of operating expenses of $11,932 and $894, respectively, resulting in net losses of $11,932 and $894 for the three months ended March 31, 2026 and 2025, respectively. Our operating expenses consisted of mainly professional fees for the three months ended March 31, 2026 and 2025, respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of March 31, 2026 were $2,750.

As of March 31, 2026, the Company had 3,870,600 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $0. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $7,178, compared to net cash used in operating activities of $0 for the three months ended March 31, 2025. Such increase was primarily attributable to the ongoing amortization of OTCID annual fees, as well as payments related to EDGAR filing services and transfer agency expenses.

Investing Activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $0 and $0, respectively.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $7,178, compared to the net cash provided by financing activities of $0 for the three months ended March 31, 2025. Such increase was due to more funds advanced from the non-related party, for the Company's operating use.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2026 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

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

GUOCHUN INTERNATIONAL INC.
(Name of Registrant)

Date: May 11, 2026	By:	/s/ ZHOU XUAN
	Title:	Chief Executive Officer Director

 4